Form 10-K/A
period 2010-12-31
Daedalus Ventures, Inc.
filed 2011-01-28
CIK 1491829

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A

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

AUDIT FEES

     The firm of GZTY acts as our principal accountant. Our former sole officer and director paid $500 on our behalf to GZTY during the period from August 12, 2010 (inception) to August 31, 2010 for its audit of our financial statements which were included in our Form 10 filed with the Securities and Exchange Commission on September 23, 2010, and as amended on November 3, 2010 and December 10, 2010.

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