Form 10-K/A
period 2010-12-31
Daedalus Ventures, Inc.
filed 2011-01-31
CIK 1491829

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 2

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

RECENT SALES OF UNREGISTERED SECURITIES

     On August 12, 2010, the day of the Company's formation, the Company issued an aggregate of 31,390,000 restricted shares of its common stock to Mr. William Tay in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company's business concept and plan valued at $3,000, to a total sum of $3,139, pursuant to the terms and conditions set forth in a certain stock purchase agreement (the "Common Stock Purchase Agreement"). Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares of the Company's common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company has not undertaken an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. An executed copy of the Common Stock Purchase Agreement is hereby incorporated by reference to the Company's registration statement on Form 10/A, as filed with the Securities and Exchange Commission on November 3, 2010.

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