Form 10-K
period 2011-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-04-16
CIK 1491829

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.

FORMERLY KNOWN AS:

DAEDALUS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11801 Pierce St. 2nd Floor, Riverside, California	92505
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 770-5084

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of December 31, 2011 was $0, based on 0 shares of common stock held by non-affiliates.

As of March 28, 2012, the registrant had 106,390,000 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating her time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions.  Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

(a)           Introduction.

ALPHA NETWORK ALLIANCE VENTURES INC. (the “Company”) was incorporated in the State of Delaware on August 12, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining financing and has had no operations.  The Company was formed as a vehicle to pursue a business combination.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  As of the most recent audited period, the Company has generated no revenues or earnings from operations, possess no significant assets or financial resources and has no cash on hand. The Independent Auditor's Report to the Company's financial statements for the period ended December 31, 2011, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about the Company's ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The Company selected December 31 as its fiscal year end. We have suffered from continuous losses with an accumulated deficit of $171,567.00, which raises substantial doubt as to our ability to continue as a going concern.

(b)           Business of the Issuer.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines a “blank check” company as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for as long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.    It will be the Company’s principal business objective for the next 12 months and beyond to conduct such activities.  The Company intends to seek a target company that is located in the US.  However, it will not restrict its potential candidate target company to this geographic location or any other specific business or geographic location. Thus, the Company may acquire any type of business in any location so long as the business combination candidate is a high growth, well managed and profitable private company that intends to go public in the U.S.

The analysis of target companies and the business opportunities will be undertaken by or under the supervision of the sole director and officer of the Company. As of this date the Company has not entered into any definitive agreement with any party.  No assurance can be given that we will consummate any transaction. However, we have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential target companies, we consider numerous factors, including the following:

•	Potential for growth, indicated by new technology, existing brand name recognition, anticipated market expansion and/or new products;

•	Competitive position as compared to other businesses of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the target’s business opportunity can be advanced by means of the business combination;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors based on industry, market and other considerations.

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. However, due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.  In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential target(s) as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

(c)           Form of Business Combination.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of its Common Stock, par value $0.0001 per share, or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depend upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our then-existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, our then-existing stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who are stockholders of the Company before such business combination.

The Company does not intend to supply disclosure to then-existing stockholders concerning a target company before the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in the majority of directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include information concerning the target company, as required.  The Company will file a current report on Form 8-K, as required, within four business days of a business combination that results in the Company ceasing to be a shell company.  This Form 8-K will include complete disclosure of the target company, including audited financial statements.

Currently, we have one stockholder who holds all of the issued and outstanding Common Stock of the Company.  The present stockholder of the Company will likely not have a control of a majority of the voting securities of the registrant following a business combination.  As part of that transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders unless otherwise required by applicable law or regulation.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expenses in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholders’ approval unless otherwise required by applicable law or regulation.

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys.   The approximate number of persons or entities that will be contained is unknown and dependent on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

(d)           Competition

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capacities than we do.  Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

(e)           Employees

We presently have no employees apart from our management.  Our sole officer and director is engaged in outside business activities and is employed on a full-time basis by another entity.  Our sole officer and director anticipates that she will devote very limited time to our business until a business opportunity has been successfully identified.  The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore, the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company

Item 1A. Risk Factors .

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

Risks Related to Our Business

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 5 to the financial statements included in this Annual Report indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will result in continued net operating losses that will increase until we can consummate a business combination with a profitable target business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable target business or that we will consummate a business combination.

We are dependent entirely upon our stockholder to fund our operations.  We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a business combination.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a target business and negotiating a business combination.  We are dependent entirely on our sole officer to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  She has advised us of her intention to fund our operations, but there is no written agreement binding her to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the event that our stockholder does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us, though she has no present intention of becoming affiliated with any such entities. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which she may owe fiduciary duties.  Accordingly, she may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Our business is difficult to evaluate because we have a limited operating history.

We were incorporated in Delaware on August 12, 2010 and are considered to be in the development stage. Since inception, we have been primarily engaged in organizational activities. Thus we have no operating history upon which to evaluate the likelihood that we will be able to operate successfully. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek a business combination with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us.

There can be no assurance that we will successfully consummate a business combination.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

There is significant competition for companies suitable for a merger transaction of the type contemplated by management.

Although we are open to acquire a candidate target company in any industries and in any location, the business of seeking mergers with or acquisitions of small private and public entities is highly competitive. From the management’s perspective, a viable business combination candidate should be a high-growth, well-managed and profitable private company that intends to go public in the United States. As such, the number of companies suitable for a business combination contemplated by management is limited. We are and will continue to be an insignificant participant in this highly competitive market. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company.  A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Securities Exchange with the SEC.  Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC.  The relative ease and low cost with which a company may become a blank check company or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Our business model is risky because it does not offer benefits of diversification and, if successful, will likely result in a change of control.

We anticipate that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our plan to offer a controlling interest to a target company in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gain from another.

We are likely to incur losses.

As of December 31, 2011, we have incurred a loss of $171,567.  We expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well.  There can be no assurance that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a business combination with an operating target company. The consummation of any business combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired company and the possibility of insufficient revenues to offset increased expenses associated with the acquisition.  Failure to manage and successfully integrate acquisitions we make could adversely affect our business, strategy, and operating results in a material way.

We may incur substantial debt which could adversely affect our financial condition.

Completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which could adversely affect our financial condition.  Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on such debt, which will reduce the amount available to fund working capital, capital expenditures and general corporate purposes.  Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests; and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

We may not be able to raise additional capital as it is needed to fund our operations.

We have limited financial resources and currently have limited prospects of raising additional capital at least until we consummate a business combination.  Even assuming we consummate a business combination with a suitable target company, no assurance can be given that we will be able to raise any additional capital that may be needed in any public or private offering of our securities, or secure debt through banks or other lenders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Minority stockholders are not likely to have a vote in approving a business combination.

Currently, our sole director and officer is also an affiliate of our sole stockholder.  However, it is likely that at some time in the future, either before or after a business combination, we will have other minority stockholders.  Decisions as to which target companies to pursue will be unilaterally made by our management.  Depending upon how a business combination is structured, the transaction may be approved by our board of directors without the approval of our stockholders or those stockholders with a minority position.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services.  The engagement of such services is costly and we are likely to incur losses which may adversely affect our ability to continue as a going concern.  Additionally, the Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting.  The costs of complying with the Sarbanes-Oxley Act and the limited time that management will devote to the Company may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting.  In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure a business combination to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on the consideration received in the business combination.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various U.S. federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity.  However, we cannot guarantee that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the business combination.

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

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risks Related to Our Stockholders and Shares of Common Stock

We are currently controlled by our management.

An affiliate of our management currently beneficially owns and votes 100% of all the issued and outstanding Common Stock of the Company.  Consequently, management has the ability to influence control of the operations of the Company and has the ability to influence or control substantially all matters submitted for corporate approval, including:

•	Electing our entire board of directors;

•	Removing directors;

•	Amending our certificate of incorporation and bylaws;

•	Approving a business combination with an acquisition candidate; and

•	Adopting measures that could delay or prevent a change in control or impede a merger, takeover or other business combination of the Company.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation initially authorized the issuance of a maximum of 8,000,000 shares of Common Stock and 2,000,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then-existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors may have the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected. In conjunction with the reverse recapitalization, our Board of Directors determined to authorize additional 492,000,000 shares of common stock in addition to 8,000,000 previously authorized shares. Pursuant to the June 31, 2011 merger agreement, 75,000,000 shares of common stock were issued to ANAV shareholders. Therefore, together with the existing outstanding 31,390,000 shares of common stock, there were total 106,390,000 shares of common stock issued and outstanding.

Our stockholders will likely have a minority interest in the Company following a business combination.

If we enter into a business combination with a target company with a value in excess of the value of our Company and we issue shares of our Common Stock to the stockholders of the target company as consideration for entering into the business combination with us, both of which are likely, our stockholders will likely own less than 50% of the Company after the business combination is consummated.  The stockholders of the target company would therefore be able to control the election of our board of directors and our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporate Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock issued by a blank check company may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”) subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the laws of the various state in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

It is likely that our Common Stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to substantiality requirements.

Our Common Stock may be considered to be “penny stock” as that term is defined under the Exchange Act.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our Common Stock by reducing the number of potential investors.  This may make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock after the business combination is consummated. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

We have never paid dividends on our Common Stock and do not intend to do so in the foreseeable future.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to third parties, out stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it.  As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 28, 2012, there was one shareholder of record of 106,390,000outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  Any decision to initiate public trading of our common stock will be in the discretion of management of a target company with which we consummate a business combination.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our then seated board of directors.  Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On March 28, 2011, Mr. William Tay, the Sole beneficial owner of the Company, offered and sold an aggregate of 31,390,000 shares of Common Stock to Eleazar Rivera & Neil Edwards, for an aggregate purchase price equal to $59,990, pursuant to the terms and conditions set forth in that certain Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”). The shares owned by Eleazar Rivera & Neil Edwards, represent all of the issued and outstanding shares of the Common Stock of the Company. Mr. Eleazar Rivera, our sole officer and director since inception. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to the June 31, 2011 merger agreement, 75,000,000 shares of common stock were issued to ANAV shareholders. Therefore, there were total 106,390,000 shares of common stock issued and outstanding.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements.

Description of Business

The Company was incorporated in the State of Delaware on August 12, 2010 and maintains its principal executive office at 11801 Pierce St. 2nd Floor, Riverside, California. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 15, 2010. The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target company that is located in USA. However, it will not restrict its potential candidate target company to this geographic location or any other specific business or geographic location and, thus, may acquire any type of business in any location.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and

(ii) investigating, analyzing and consummating an acquisition.

As of the date of this filing we have limited funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company or business and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through industry publications our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Since our inception, we have not generated any revenues.  As reflected in the accompanying financial statements, we had negative working capital of $22,215 at December 31, 2011, a deficit accumulated during the development stage of $161,571 at December 31, 2011, and a net loss from operations of $171,567 for the year then ended.

For the fiscal year ended December 31, 2011, the Company had a net loss of $171,567, comprised of legal, accounting and other fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters.

We do not expect to engage in any substantive activities unless and until such time as we enter into a business combination with a target business, if ever.  We cannot provide investors with any assessment as to the nature of a target business’s operations or speculate as to the status of its products or operations, whether at the time of the business combination it will be generating revenues or its future prospects.

Liquidity and Capital Resources

At December 31, 2011, we had $22,215 of cash on hand and had $457,385 current liabilities.  Our cash on hand will not be sufficient to cover our operating costs and expenses over the next twelve months during which we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a business combination and, possibly, costs associated with negotiating and entering into a business combination.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, for the cumulative period from August 12, 2010 (Inception) to December 31, 2011.

	Fiscal Year Ended December 31, 2011	For the Period from August 12, 2010 (Inception) to December 31, 2010	For the Cumulative Period from August 12, 2010 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(163,341)	$(3,139)	$(166,480)
Net Cash (Used in) Investing Activities	(432,758)	-	-
Net Cash Provided by Financing Activities	$618,313	$0	$618,313
Net Increase (Decrease) in Cash	$22,215	$(3,139)	$19,076

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable target business, to conduct effective due diligence as to any target business or to consummate a business combination.  As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which raises doubt about our ability to continue as a “going concern.”

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report on the management’s assessment of internal control over financial reporting from the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a second professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and officer and additional information concerning her is as follows:

Name	Age	Position

Eleazar Rivera	39	President, Secretary, Treasurer and Director

Eleazar Rivera, age 39, acts as President, Secretary, Treasurer and Director for the Company since its acquisition’s and appointment on March 28, 2011. Mr. Rivera is a private investor, devoting most of his time managing his own investments in residential real estate investments as well as income producing businesses like Network Marketing, Social Networking Media and Information Technologies. Mr. Rivera's background in the social networking, information technologies and network marketing industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

Family relationships

None.

Involvement in certain legal proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Section 16 Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our sole officer and director and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our sole officer and director and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange.

Code of Ethics

The Company has not adopted a code of ethics.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time.  The board of directors takes the position that management of a target business will adopt a code of ethics that will be suitable for its operations after the Company consummates a business combination.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a target business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a business combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a target business will establish such a process that will be appropriate for its operations after the Company consummates a business combination.

Item 11. Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officer. The Company’s sole officer and director has not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The Company does not have a compensation committee.  Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.  The board of directors takes the position that management of a target business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a business combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Eleazar Rivera
6239 Longmeadow St.
Riverside, CA 92505	74,473,000	70%

Neil Edwards
6233 Longmeadow St.
Riverside, CA 92505	31,917,000	30%

(1)	Mr. Rivera serves as the sole officer and director of the Company.

(2)	Includes 31,917,000 shares of Common Stock owned of record by Neil Edwards. The general partner of Eleazar Rivera, the sole shareholder of which is Mr. Rivera. As a result, Mr. Rivera may be deemed to be the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the fiscal years ended December 31, 2011, Eleazar Rivera, our sole director and officer, advanced the company $618,313, for certain recurring standard corporate expenses such as legal, accounting and corporate filing fees. On August 27, 2011, the Company executed a promissory note in favor of Mr. Rivera in the amount of $300,000. Such note is due and payable on December 31, 2012 and accrues interest at an annual rate of 6%, payable at maturity. Except for the $300,000 lent to the Company evidenced by such note, all other such advances from Mr. Rivera are interest-free.

Director Independence.

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our sole officer and director would not be considered an independent director.

Item 14. Principal Accounting Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

The Company has renewed the engagement of GZTY CPA GROUP, LLC ("GZTY") to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements for the fiscal year ended December 31, 2011.

AUDIT FEES

The firm of GZTY acts as our principal accountant. Our sole officer and director paid $3,000 to GZTY during the period from March 6, 2012 (inception) to March 28, 2012 for its audit of our financial statements which were included in our Form 10 to be filed with the Securities and Exchange Commission on April 16, 2012.

AUDIT-RELATED FEES

There were no fees billed by GZTY for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2011.

TAX FEES

There were no fees billed by GZTY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

ALL OTHER FEES

There were no fees billed by GZTY for other products and services for the fiscal year ended December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation	1
3.2	By-laws	1
10.1	Common Stock Purchase Agreement dated March 28, 2011 between the Company and Eleazar Rivera	1
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form 10 as filed with the SEC on April 16, 2011.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2012.

ALPHA NETWORK ALLIANCE VENTURES INC.

By:	/s/ Eleazar Rivera
Eleazar Rivera President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Eleazar Rivera	Director, President, Secretary and Treasurer	April 16, 2012
Eleazar Rivera	(Principal Executive Officer and Principal Financial Officer)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

FINANCIAL STATEMENTS

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Alpha Network Alliance Ventures Inc.

(A Development Stage Company)

Riverside, CA 92505

We have audited the accompanying balance sheet of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011. The management of Alpha Network Alliance Ventures Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

-------------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

March 28, 2012

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

BALANCE SHEET

December 31, 2011 and 2010

	Dec 31, 2011	Dec 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$22,215	$-

Total Current Assets	22,215	-

Property and Equipment, net	435,171	-

TOTAL ASSETS	$457,386	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Due to related parties	618,313	-

TOTAL LIABILITIES	618,313	-

Stockholders' Equity

Common stock, par value $0.0001 par value; 500,000,000 shares authorized, 106,390,000 shares and 31,390,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	10,639	3,139
Preferred - 20,000,000 shares at $0.0001 par value	-	-
	10,639	3,139
Net loss for the period	(171,567)	(3,139)
Retained Earnings, End	(160,928)	-

TOTAL STOCKHOLDERS' EQUITY	$(160,928)	$-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,385	$-

See accompanying notes to financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

INCOME STATEMENT

For the Year Ended December 31, 2011 AND 2010

	FOR THE YEARS ENDED December 31,
	2011	2010

Marketing Expense	12,637	-
G&A Expense	158,930	3,139
Total expense	171,567	3,139
Income from operation	(171,567)	(3,139)
Profit before tax	(171,567)	(3,139)
Income tax	-	-

Net income (loss)	(171,567)	(3,139)

Basic and diluted income per common share
Basic and Diluted	-	-

Weighted average number of common shares outstanding
Basic and Diluted	106,390,000	31,390,000

See accompanying notes to financial statements.

F-4

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2011 and 2010

UNIT: USD$

	Common shares		Retained
	Shares	Amount	Earnings	Total
December 31, 2010	31,390,000	3,139	-3,139	0
Reverse recapitalization	75,000,000	7,500	3,139	10,639
Net loss for the year			(171,567)	(171,567)

Balance - December 31, 2011	106,390,000	10,639	(171,567)	(160,928)

See accompanying notes to financial statements

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011 and 2010

		UNIT: USD$
	YEAR ENDED December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$(171,567)	$(3,139)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,226	0
Net cash provided by (used in) operating activities	(163,341)	(3,139)

Cash flows from investing activities:
Addition to plant and equipment	(443,397)	0
Recapitalization Investment	10,639	0

Net cash provided by (used in) investing activities	(432,758)	0

Cash flows from financing activities:
Loan from related parties	618,313
Net cash provided by (used in) financing activities	618,313	0

Net increase (decrease) in cash and cash equivalents	22,215	(3,139)

Cash and cash equivalents at beginning of period	0	3,139

Cash and cash equivalents at ending of period	$22,215	$-

See accompanying notes to financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 - ORGANIZATION AND DEVELOPMENT OF THE BUSINESS

ALPHA NETWORK ALLIANCE VENTURES INC (“ANAV”) was originally organized in the State of Delaware as Daedalus Ventures, Inc. (the “Company”) on August 12, 2010.

On June 1, 2011, the Company entered into an agreement and plan of merger with Alpha Network Alliance Ventures Inc., a Delaware corporation. Pursuant to the agreement, on December 28, 2011, Alpha Network Alliance Ventures Inc. was merged with and into Daedalus Ventures, Inc., whereupon the separate existence of Alpha Network Alliance Ventures Inc., ceased and Daedalus Ventures, Inc. became a surviving company. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

The Company is focused on building and operating a social networking software application and other internet driven applications. The company builds tools that enable users to connect, share, discover, and communicate with each other. The software application would also allow its users to post reviews and share shopping and fashion tips and opinions or to integrate their Websites. It also offers products that enable advertisers and marketers to engage with its users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Use of Estimates

The Company prepares financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of one year or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at year-end consisted of:

Furniture and equipment	$49,265
Building	$150,000
Transportation equipment	$44,132
Accumulated depreciation	8,226
235,171
Land	200,000
Net Property and equipment	$435,171

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $618,313. Of this amount, $318,313 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of December 31, 2011:

1.	Authorized Capital Stock

Common - 500,000,000 shares with a par value of $0.0001

Preferred - 20,000,000 shares with a par value of $0.0001

2.	Issued and outstanding

Common - 106,390,000 shares with a par value of $0.0001

On June 1, 2011, the Company entered into an agreement and plan of merger with Alpha Network Alliance Ventures Inc. (“ANAV”), a Delaware corporation. Pursuant to the agreement, on December 28, 2011, Alpha Network Alliance Ventures Inc. was merged with and into Daedalus Ventures, Inc., whereupon the separate existence of Alpha Network Alliance Ventures Inc., ceased and Daedalus Ventures, Inc. became a surviving company. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

This transaction was accounted for as a reverse recapitalization in substance and achieved in the following steps:

On March 28, 2011, Mr. Neil Edwards and Mr. Eleazar Rivera, purchased through ANAV all the outstanding common shares of Daedalus from Mr. William Tay for a cash consideration of $59,990.

On June 1, 2011, ANAV and Daedalus entered into a merger agreement, where upon the separate existence of ANAV shall cease and Daedalus shall be the surviving corporation. The merger agreement provides that each ANAV common stock be automatically converted into the right to receive one share in the surviving entity. Each share of ANAV and Daedalus immediately prior to the agreement effective time shall be cancelled.

On December 28, 2011, pursuant to the agreement and plan of merger dated June 1, 2011, the merger was consummated under Delaware corporate law. Immediately after the merger transaction, there were 106,390,000 outstanding shares of common stock of the surviving company. Upon the completion of the merger transaction, Daedalus Ventures Inc. changed its name to Alpha Network Alliance Ventures Inc.

In accordance with ASC 805-40 Reverse Acquisitions and Topic 12 of the Financial Reporting Manual of the Commission's Division of Corporate Finance, the merger between ANAV, the private operating company, and Daedalus, the public non-operating shell company, has resulted in the owners and management of ANAV acquiring actual voting and operating control of the company. The Commission's staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination. For accounting purposes, in a transaction like the one herein referred, which is accounted for as either a reverse acquisition or reverse recapitalization, the legal acquire, ANAV, has been treated as the continuing reporting entity. Furthermore, this and future reports that should be filed after the reverse recapitalization will parallel the financial reporting required under accounting principles generally accepted in the United States of America ("GAAP" or "US GAAP"), as if ANAV, the accounting acquirer, were the legal successor in connection with the reporting obligation, as registrant, as of the date of the acquisition. ANAV, as the accounting acquirer, is considered, as of the date of the consummation of the reverse recapitalization transaction, to be our predecessor as a registrant. The assets and liabilities of ANAV have been brought forward at their book value and no goodwill has been recognized.

NOTE 7 – G&A EXPENSE

The Company’s G&A expense for the year ended December 31, 2011 are broken down as follows:

Professional & Consulting Fee	85,373
Office rent, Maintenance & Communication	51,376
Depreciation	8,226
Miscellaneous	13,955
158,930

NOTE 8 – SUBSEQUENT EVENTS

On March 1, 2012, the Board of Directors approved the amendment to the Articles of Incorporation approving the increase in the Authorized Shares of the two (2) classes of the shares of stock, which the corporation has the right to issue Ten Billion (10,000,000,000) shares with a par value of $0.0001 as follows:

1.	Common shares – From 500,000,000 shares to 8,000,000,000 shares
2.	Preferred shares – from 20,000,000 shares to 2,000,000,000 shares

The amendment will be filed with the Office of the Secretary of State of Delaware.

