Form 10-K/A
period 2011-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-04-20
CIK 1491829

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

Alpha Network Alliance Ventures Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “original Form 10-K”), which was filed with the Securities and Exchange Commission on April 16, 2012, for the sole purpose of: 1) to correct the number of shares the Company intends to issue in a merger or acquisition (page 9); 2) to correct the number of shareholders of record as of March 28, 2012 (page 12); and 3) to remove the reference to Exhibit 21.1 from the list of exhibits in Item 15 (page 21).

This Amendment No. 1 does not amend or otherwise update any other information in the original Form 10-K.

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

Our Certificate of Incorporation initially authorized the issuance of a maximum of 500,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then-existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors may have the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected. Pursuant to the June 1, 2011 merger agreement and in conjunction with the reverse recapitalization, we issued additional 75,000,000 shares of common stock to ANAV shareholders. Therefore, together with the existing outstanding 31,390,000 shares of common stock, there were total 106,390,000 shares of common stock issued and outstanding.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 28, 2012, there were two shareholders of record of 106,390,000 outstanding shares of our common stock.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation	1
3.2	By-laws	1
10.1	Common Stock Purchase Agreement dated March 28, 2011 between the Company and Eleazar Rivera	1
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2
101.INS	XBRL Instance Document	2
101.SCH	XBRL Taxonomy Extension Schema Document	2
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	2
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	2
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	2
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	2

1.	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form 10 as filed with the SEC on April 16, 2011.
2.	Included in the Company’s original Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on April 16, 2012.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2012.

ALPHA NETWORK ALLIANCE VENTURES INC.

By:	/s/ Eleazar Rivera
Eleazar Rivera President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Eleazar Rivera	Director, President, Secretary and Treasurer	April 19, 2012
Eleazar Rivera	(Principal Executive Officer and Principal Financial Officer)

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

