Form 10-Q
period 2012-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-05-15
CIK 1491829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

11801 Pierce St. 2nd Floor, Riverside, California, 92505

(Address of principal executive offices)

888-770-5084

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 11, 2012, the registrant had 106,390,000 shares of common stock outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

- INDEX -

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, including statements regarding, among other things, our intent to enter into a reverse acquisition transaction and/or obtain additional financing. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior annual report and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in the quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 1. Financial Statements

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,130	$22,215
Property and Equipment, net	429,001	435,171

Total Assets	450,131	457,386

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Parties	621,813	618,313

Total Liabilities	621,813	618.313

Stockholder's Equity
Common stock, par value $0.0001 par value; 8,000,000,000 shares authorized at March 31, 2012, 106,390,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	10,639	10,639
Preferred Stock, 2,000,000,000 shares at $0.0001 par value authorized but none issued at March 31, 2012 and December 31, 2011	0	0
Retained Earnings	(182,321)	(171,567)

Total Stockholder's Deficiency	(171,682)	(160,928)

Total Liabilities and Stockholder's Deficiency	$450,131	$457,385

See accompanying notes to condensed unaudited financial statements

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Revenues	$—	$—

Expenses
Marketing Expense	139	474
General and Administrative Expense	10,616	17,248
Total Expenses	10,755	17,722

Loss before Income Taxes	(10,755)	(17,722)

Income Taxes	-	-

Net Loss	$(10,755)	$(17,722)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	106,390,000	106,390,000

See accompanying notes to condensed unaudited financial statements

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net Loss	$(10,755)	$(17,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,170
Net Cash Used in Operating Activities	(4,585)	(17,722)

Net Cash Provided by (Used in) Investing Activities	—	—

Cash Flows from Financing Activities
Cash Due to Related Parties	3,500	41,461
Cash Proceeds from Sale of Common Stock	—	7,500
Net Cash Provided by (Used in) Financing Activities	3,500	48,961

Net Change in Cash	(1,085)	31,240

Cash - Beginning of Period	22,215	—

Cash - End of Period	$21,130	$31,240

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DEVELOPMENT OF THE BUSINESS

Daedalus Ventures, Inc. (the “Company”) was organized in the State of Delaware as on August 12, 2010.

In December, 2011, the Company completed a merge with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at quarter-end consisted of:

	March 31, 2012	December 31, 2011
	USD	USD
Furniture & Equipment	$49,265	$49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Subtotal	243,397	243,397
Less: Accumulated Depreciation	14,396	8,226
Land	200,000	200,000
Total plant, property and equipment, net	$429,001	$435,171

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $621,813. Of this amount, $321,813 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of March 31, 2012:

1.	Authorized Capital Stock
Common shares – From 500,000,000 shares to 8,000,000,000 shares
Preferred shares – from 20,000,000 shares to 2,000,000,000 shares

2.	Issued and outstanding

Common stock - 106,390,000 shares with a par value of $0.0001

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the quarter ended March 31, 2012 are broken down as follows:

	For the Three Months Ended
G & A Expenses	March 31, 2012	March 31, 2011
	USD	USD
Professional & Consulting Fee	$3,149	$7,468
Office rent, Maintenance & Communication	1,000	4,626
Depreciation expense	6,170	—
Miscellaneous	297	5,154
Total G&A Expense	$10,616	$17,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

The following discussion and analysis of the results of operations and financial condition of ALPHA NETWORK ALLIANCE VENTURES INC. (“we”, “us”, “our” or the “Company”) for the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

As of the date of this filing we have no funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances; however there is no assurance of additional funding being available.

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

Results of Operations

For the three months ended March 31, 2012 and March 31, 2011, the Company had no revenues and incurred a net loss of $10,755 and $17,722, respectively. The loss was mainly comprised of general and administrative expenses including professional consulting fee, office rent, maintenance and communications, and depreciation expense.

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

Liquidity and Capital Resources

At March 31, 2012, the Company had $21,130 cash on hand and had $621,813current liabilities. Our cash on hand will not be sufficient to cover our operating costs and expenses over the next twelve months during which we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a business combination and, possibly, costs associated with negotiating and entering into a business combination.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the quarter ended March 31, 2012:

For the three months ended March 31, 2012

Operating activities	$(4,585)
Investing activities	$—
Financing activities	$3,500

Net effect on cash	$(1,085)

For the three months ended March 31, 2011

Operating activities	$(17,721)
Investing activities	$—
Financing activities	$48,961

Net effect on cash	$31,240

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $182,361 from inception, and used $171,682 cash in operations for the period from August 12, 2010 (inception) to March 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation and the fact that our Annual Report on Form 10-K for the year ended December 31, 2011 was not timely filed, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

There has been no material change in the Company's risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.

Date: May 1, 2012
	By:	/s/ Eleazar Rivera
Eleazar Rivera
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

