Form 10-Q/A
period 2011-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-06-28
CIK 1491829

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

As of September 30, 2011, the registrant had 31,390,000 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on October 3, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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