Form 10-Q
period 2012-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-08-20
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ____

Commission File No. 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11801 Pierce St., 2nd Floor

Riverside, California 92505

(Address of principal executive offices, zip code)

(888) 770-5084

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2012, there were 106,490,500 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	5

		Statements of Operations for the three and six months ended June 30, 2012 and 2011, and for the period from August 12, 2010 (Inception) through June 30, 2012.	6

		Statement of Stockholders’ Equity as of June 30, 2012 and December 31, 2011

		Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and for the period from August 12, 2010 (Inception) through June 30, 2012.	7

		Notes to Financial Statements (Unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	Mine Safety Disclosures.	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	14

Signatures			15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to integrate the merger of Alpha Network Alliance Ventures Inc., a Delaware corporation, into our operations, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 69.9% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	June 30, 2012	December 31
	(Unaudited)	2011
ASSETS
Cash and cash equivalents	$8,486	$22,215
Property and Equipment, net	422,831	435,171

Total Assets	431,317	457,386

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Parties	621,813	618,313

Total Liabilities	621,813	618,313

Stockholder's Equity
Common stock $0.0001 par value; 8,000,000,000 shares authorized at June 30, 2012, 106,490,500 shares issued at June 30, 2012	10,649	10,639
Preferred Stock 2,000,000,000 shares at $0.0001 par value authorized but none issued at June 30, 2012 and December 31, 2011
Paid-in Capital in Excess of Par	10,040
Deficit accumulated during the development stage	(211,185)	(171,567)

Total Stockholder's Deficiency	(190,496)	(160,928)

Total Liabilities and Stockholder's Deficiency	$431,317	$457,385

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

					Inception
	Three Months Ended		Six Months Ended		(Aug 12, 2010)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenues	-	-	-	-	-

Expenses
Marketing Expense	377	146	3,067	620	13,153
General and Administrative Expense	28,487	39,491	36,552	56,739	198,033
Total Expenses	28,864	39,637	39,619	57,359	211,186

Loss before Income taxes	(28,864)	(39,637)	(39,619)	(57,359)	(211,186)

Income Taxes	-	-	-	-	-

Net Loss	(28,864)	(39,637)	(39,619)	(57,359)	(211,186)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				accumulated
			Additional	during the
	Common shares		paid in	development
	Shares	Amount	capital	stage	Total

Inception (August 12, 2010)	31,390,000	3,139		(3,139)	0
Reverse recapitalization	75,000,000	7,500		3,139	10,639
Net loss for the year				(171,567)	(171,567)
Balance - December 31, 2011	106,390,000	10,639		(171,567)	(160,928)

Net loss for the Period				(39,619)	(39,619)
Issuance of Common Stock to New Stockholders	100,500	10	10,040		10,050
Balance - June 30, 2012	106,490,500	10,649	10,040	(211,186)	(190,496)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended		(August 12, 2010)
	June 30		Through
	2012	2011	June 30, 2012
Cash Flows from Operating Activities
Net Loss	$(39,619)	$(57,359)	$(211,186)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,340	-	20,566
Loans from shareholders		-	321,814
Net Cash Used in Operating Activities	(27,279)	(57,359)	131,194

Cash Flows from Investing Activities
Property and Equipment acquisition	$-	$-	$(443,397)
Recapitalization Investment	$-	$-
Net Cash Provided by (Used in) Investing Activities	-	-	(443,397)

Cash Flows from Financing Activities
Deposit for future subscription	-	-	300,000
Cash Due to Related Parties	3,500	96,881
Cash Proceeds from Sale of Common Stock	10,050	7,500	20,689
Net Cash Provided by (Used in) Financing Activities	13,550	104,381	320,689

Net Change in Cash	(13,729)	47,022	8,486

Cash - Beginning of Period	22,215	-	-

Cash - End of Period	$8,486	$47,022	$8,486

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

NOTE 1 - ORGANIZATION AND DEVELOPMENT OF THE BUSINESS

Daedalus Ventures, Inc. (the “Company”) was originally organized in the State of Delaware as on August 12, 2010.

In December 2011 the Company completed a merge with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 - “Development Stage Entities”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue it does obtain is insufficient to cover any operating loss it may incur, it may substantially curtail its operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at quarter-end consisted of:

	June 30,	Dec 31,
	2012	2011

Furniture & Equipment	49,265	49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Subtotal	243,397	243,397
Less: Accumulated Depreciation	20,566	8,226
Land	200,000	200,000
Total plant, property and equipment, net	422,831	435,171

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $618,313. Of this amount, $318,313 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of June 30, 2012:

1.	Authorized Capital Stock

Common shares – 8,000,000,000 shares.

Preferred shares – 2,000,000,000 shares.

2.	Issued and outstanding

Common stock – 106,490,500 shares with a par value of $0.0001.

7

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the quarter ended June 30, 2012 are as follows:

	For the Three Months Ended
	June 30,
	2012	2011
G & A Expenses

Professional & Consulting Fee	$14,180	$11,900
Office rent, Maintenance & Communication	1,649	6,302
Depreciation expense	6,170
Miscellaneous	6,488	12,562
Taxes		1,687
Gift Expenses		7,039
Total G & A Expense	$28,487	$39,491

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2011 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 16, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Alpha Network Alliance Ventures Inc. (the “Company” or “we”) was incorporated on August 12, 2010, as a “blank check company” to acquire or otherwise effect a business combination transaction, such as a merger, share exchange or acquisition, with another company or business seeking to be a “reporting issuer” under the Securities Exchange Act of 1934, as amended. On December 28, 2011, we merged with Alpha Network Alliance Ventures Inc., effecting the acquisition of our current business and changed our name from “Daedalus Ventures, Inc.” to “Alpha Network Alliance Ventures Inc.

We are a development stage company and currently have no revenues or significant assets.

Since March 2011, we have been developing our social networking website, www.kababayanko.com, for overseas workers from the Philippines.

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1 (File No. 333-182596), currently in review with the SEC, if we are able to at all, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from a loan in the amount of $300,000 from our sole officer and director, Eleazar Rivera.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

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

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PLAN OF OPERATION

Since March 2011, we have been developing our social networking website, www.kababayanko.com, for overseas workers from the Philippines. Our plan of operation for the twelve months as of the filing date of this Form 10-Q to complete the financing described in our Registration Statement on Form S-1 (File No. 333-182596), currently in review with the SEC, if we are able to at all, and implement our initial business plan to develop our business on www.kababayanko.com.  We are a development stage corporation which operates a social networking website and have not yet generated or realized any revenues from our business.

RESULTS OF OPERATIONS

Three -Month Periods Ended June 30, 2012 and March 31, 2012, and for the period from August 12, 2010 (Inception) through June 30, 2012.

We recorded no revenues for the three months ended June 30, 2012 and the three months ended March 31, 2012. From the period of August 12, 2012 (inception) to June 30, 2012, we recorded no revenues. Any future revenue generation is dependent on the successful execution of our plan of operation.

During the three months ended June 30, 2012, we incurred total operating expenses and losses of $28,864 consisting of $28,487 of general and administrative expenses and $377 of marketing expenses. By contrast, during the three months ended June 30, 2011, we incurred total operating expenses and losses of $39,637 consisting of $39,491 of general and administrative expenses and $146 of marketing expenses.

For the six months ended June 30, 2012, we incurred total operating expenses and losses of $39,619, consisting of consisting of $36,552 of general and administrative expenses and marketing expenses of $3,067. By contrast, for the six months ended June 30, 2012, we incurred total operating expenses and losses of $57,359, consisting of consisting of $56,739 of general and administrative expenses and marketing expenses of $620.

From the period of August 12, 2010 (inception) to June 30, 2012, we incurred operating expenses of $211,186, and a net loss before income taxes of $211,186.

Liquidity and Capital Resources

At June 30, 2012, we had a cash balance of $8,486.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 20, 2012	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary, and Treasurer (and principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

