Form 10-Q
period 2012-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2012-11-14
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ____

Commission File No. 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2012, there were 106,490,500 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011.	1

		Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, for the nine months ended September 30, 2012 and 2011 and for the cumulative period from inception (March 24, 2011) through September 30, 2012.	2

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the cumulative period from inception (March 24, 2011) through September 30, 2012.	3

		Notes to Financial Statements (Unaudited).	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	11

Part II.	Other Information
	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors.	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mine Safety Disclosures.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	12

Signatures			12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 69.9% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2012	December 31
	(Unaudited)	2011
ASSETS
Cash and cash equivalents	6,058	22,215
Property and Equipment, net	416,660	435,171

Total Assets	422,718	457,386

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Parties	631,813	618,313

Total Liabilities	631,813	618,313

Stockholder's Equity
Common stock $0.0001 par value; 8,000,000,000 shares authorized at June 30, 2012, 106,490,500 shares issued at September 30, 2012	10,649	10,639
Preferred stock 2,000,000,000 shares at $0.0001 par value authorized but none issued at September 30, 2012 and June 30, 2012
Paid-in Capital in excess of par	10,040
Deficit accumulated during the development stage	(229,784)	(171,567)

Total Stockder's Deficiency	(209,095)	(160,928)

Total Liabilities and Stockholder's Deficiency	422,718	457,385

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

					March 24, 2011
	Three Months		Nine Months		(Inception)
	Ended		Ended		Through
	September 30		September 30		September 30,
	2012	2011	2012	2011	2012

Revenues	-	-	-	-	-

Expenses
Marketing Expense	2,347	2,080	5,413	2,700	18,050
General and Administrative Expense	16,251	50,550	52,804	107,289	211,734
Total Expenses	18,598	52,630	58,217	109,989	229,784

Loss before Income taxes	(18,598)	(52,630)	(58,217)	(109,989)	(229,784)

Income Taxes	-

Net Loss	(18,598)	(52,630)	(58,217)	(109,989)	(229,784)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Nine Months		March 24, 2011
	Ended		(Inception)
	September 30		Through
	2012	2011	September 30, 2012
Cash Flows from Operating Activities
Net Loss	(58,217)	(109,989)	(229,784)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,510	(3,956)	26,736
Loans from shareholders
Net Cash Used in Operating Activities	(39,707)	(113,945)	(203.048)

Cash Flows from Investing Activities
Property and Equipment acquisition	-		(443.397)
Recapitalization Investment	-
Net Cash Provided by (Used in) Investing Activities	-	-	(443,397)

Cash Flows from Financing Activities
Deposit for future subscription
Cash Due to Related Parties	13,500	127,674	631,813
Cash Proceeds from Sale of Common Stock	10,050	-	10,050
Net Cash Provided by (Used in) Financing Activities	23,550	127,674	641,863

Net Change in Cash	(16,157)	13,729	(4,582)

Cash - Beginning of Period	22,215	47,022	10,640

Cash - End of Period	6,058	60,751	6,058

Cash Paid During the Period for:
Interest
Income Taxes

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 1 - ORGANIZATION AND DEVELOPMENT OF THE BUSINESS

Daedalus Ventures, Inc. (or “Daedalus”) was organized in the State of Delaware on August 12, 2010.

In December 2011 the Company completed a merge with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger; Daedalus changed its name to Alpha Network Alliance Ventures Inc. (the “Company”).

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at quarter-end consisted of:

	September 30, 2012	December 31, 2011
Furniture & Equipment	49,265	49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Subtotal	243,397	243,397
Less: Accumulated Depreciation	26,736	8,226
Land	200,000	200,000
Total plant, property and equipment, net	416,661	435,171

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $631,813. Of this amount, $331,813 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of September 30, 2012:

Common shares – 8,000,000,000 shares.

Preferred shares – 2,000,000,000 shares.

Common stock – 106,490,500 shares with a par value of $0.0001.

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the nine months ended September 30, 2012 and for the period from inception (March 24, 2012) through September 30, 2012 are as follows:

	Nine Months	March 24, 2011 (Inception)
	Ended	Through
	September 30, 2012	September 30, 2012
G & A Expenses
Professional & Consulting Fee	$20,423	$105,796
Office rent, Maintenance & Communication	3,010	54,386
Depreciation expense	18,510	26,736
Miscellaneous	10,860	24,815
Total G & A Expense	$52,804	$211,734

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2011 audited financial statements and related notes included in the Company’s most recent Registration Statement on Form S-1 (File No. 333-182596), as filed with the SEC on November 5, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Alpha Network Alliance Ventures Inc. is a development stage company. We were incorporated under the laws of the State of Delaware on August 12, 2010, and are engaged in the development of a social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide overseas workers from the Philippines with a platform to share their overseas working and living experiences, and interact with a community of Filipino overseas workers from around the world.

Our business offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We have a website located at www.kababayanko.com; however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part.

From our formation on August 12, 2010, until December 28, 2011, we were a “blank check” company under the securities laws, meaning that our sole business plan was to merge with or be acquired by an operating business. On December 28, 2011, we merged with Alpha Network Alliance Ventures Inc., effecting the acquisition of our current business and changed our name from “Daedalus Ventures, Inc.” to “Alpha Network Alliance Ventures Inc. Since March 2011 we have been developing our social networking website for overseas workers from the Philippines, www.kababayanko.com. Our website is currently in the development stage. We expect our website to be ready for public launch within 6 months following successful completion of this Offering, provided that we have correctly estimated the funds required to execute our business plan. If we are successful in completing and launching our website, we anticipate that we will generate nominal revenues within 4 to 6 months following the website launch.

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), not yet declared effective by the SEC but filed with the SEC on November 5, 2012, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans in the principal amount of $631,813 from our sole director and officer.

The Company plans to raise additional funds through a $3,750,000 public offering by way of its Registration Statement on Form S-1, as amended (File No. 333-182596), not yet declared effective by the SEC but filed with the SEC on November 5, 2012.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

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

PLAN OF OPERATION

Our plan of operation for the twelve months as of the filing date of this Form 10-Q is to complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), not yet declared effective by the SEC but filed with the SEC on November 5, 2012, and implement our initial business plan described in the Form S-1. Our prospective public offering of $3,750,000, as described in the Form S-1, as amended, is being made on a self-underwritten basis. No minimum number of shares must be sold in order for the offering to proceed. The net proceeds to us from the sale of up to 25,000,000 shares offered at a public offering price of $0.15 per share will vary depending upon the total number of shares sold. Regardless of the number of shares sold, we expect to incur offering expenses estimated at $16,899 for legal, accounting, printing and other costs in connection with this offering. We will not maintain an escrow account for the receipt of proceeds from the sale of our shares.

Results of Operations

Three -Month and Nine-Month Periods Ended September 30, 2012 and 2011

We recorded no revenues for the three months and nine months ended September 30, 2012 and 2011. From the period of March 24, 2011 (inception) to September 30, 2012, we recorded no revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), not yet declared effective by the SEC but filed with the SEC on November 5, 2012.

For the three months ended September 30, 2012 we incurred total operating expenses and losses of $18,598 consisting of $16,251 of general and administrative expenses and $2,347 of marketing expenses. By contrast, for the three months ended September 30, 2011, we incurred total operating expenses and losses of $52,630, consisting of general and administrative expenses of $50,550 and marketing expenses of $2,080.

For the nine months ended September 30, 2012 we incurred total operating expenses and losses of $58,217 consisting of $52,804 of general and administrative expenses and $5,413 of marketing expenses. By contrast, for the nine months ended September 30, 2011, we incurred total operating expenses and losses of $109,989, consisting of general and administrative expenses of $107,289 and marketing expenses of $2,700.

From the period of March 24, 2011 (inception) to September 30, 2012, we incurred operating expenses of $229,784, and a total loss before income taxes of $229,784.

Liquidity and Capital Resources

At September 30, 2012, we had a cash balance of $6,058.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond December 31, 2012. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1.1	Certificate of Incorporation of Registrant (1)
3.1.2	Certificate of Merger (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.

(2) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: November 14, 2012	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1.1	Certificate of Incorporation of Registrant (1)
3.1.2	Certificate of Merger (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.

(2) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

