Form 10-K
period 2012-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2013-04-02
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

At June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10,050.  At March 30, 2013, there were 106,904,034 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.  At December 31, 2012, the end of the Registrant’s most recently completed fiscal year, there were 106,548,500 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Alpha Network Alliance Ventures Inc., a Delaware corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Alpha Network Alliance Ventures”, “we”, “us,” or “our” are to Alpha Network Alliance Ventures Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

We were incorporated in the State of Delaware on August 12, 2010, and from that time until December 28, 2011, we were a “blank check” company under the securities laws, meaning that our sole business plan was to merge with or be acquired by an operating business. On December 28, 2011, we merged with Alpha Network Alliance Ventures Inc., effecting the acquisition of our current business and changed our name from “Daedalus Ventures, Inc.” to “Alpha Network Alliance Ventures Inc.

On March 28, 2011, William Tay, then our sole officer, director and stockholder, entered into a Stock Purchase Agreement with , a Delaware corporation, which was a private company which would in the future merge with us. Under the Stock Purchase Agreement, Mr. Tay offered and sold 31,390,000 (then all the issued and outstanding) shares of common stock of the Company to the Alpha Network Alliance Ventures Inc., which was then controlled by Eleazar Rivera, our current sole officer and director, and majority stockholder, and Neil Edwards, a current holder of approximately 29.9% of our shares of common stock.

Under the terms and conditions of that certain Agreement and Plan of Merger, dated June 1, 2011, by and between the Company (then named “Daedalus Ventures, Inc.”) and Alpha Network Alliance Ventures Inc., a Delaware corporation, the Company sold 75,000,000 shares of common stock of the Company in consideration for all the issued and outstanding shares of Alpha Network Alliance Ventures Inc. The merger was not consummated until, December 28, 2011, when a Certificate of Merger was filed with the Secretary of State of the State of Delaware, effecting the acquisition of our current business and changed our name from “Daedalus Ventures, Inc.” to “Alpha Network Alliance Ventures Inc. The effect of the merger and the private stock transaction between William Tay and Eleazar Rivera was that the stockholders of Alpha Network Alliance Ventures Inc. held 100% of the issued and outstanding shares of common stock of the Company at the time of merger, with Eleazar. Rivera maintaining control of the business.

We are a development stage company, had revenues of $3,000 at December 31, 2012, and currently have no significant assets. Our revenues were derived from consulting services provided to an entity 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

Since March 2011 we have been, and presently are, engaged in the development of a social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide overseas workers from the Philippines with a platform to share their overseas working and living experiences, and interact with a community of Filipino overseas workers from around the world. The address of our principal executive office is 11801 Pierce St., 2nd Floor, Riverside, California 92505. Our telephone number is (888) 770-5084. We have a website located at www.kababayanko.com

Eleazar Rivera has served as our President, Secretary, Treasurer and a Director from March 29, 2011, until the current date. Our board of directors is comprised of toe person: Eleazar Rivera

We are authorized to issue 8,000,000,000 shares of common stock, par value $.0001 per share, and 2,000,000,000 shares of “blank check” preferred stock, par value $.0001 per share.

We operate a social networking website that focuses on building online communities of overseas workers from the Philippines. Our website, www.kababayanko.com, enables overseas workers from the Philippines and others who share or are interested in their lifestyle to chat, post pictures and videos, share experiences and make voice calls. Our website, www.kababayanko.com, is accessible, was publicly launched in May 2012, has approximately 100 members and approximately 13,700 “likes” on Facebook. kababayanko.com is enabled to allow members and visitors to select a display our website in Tagalog, Cebuano, Ilocano and other languages of the Philippines, English, Chinese and other languages.

We plan to generate revenues through the sale of our premium package services, which allows members of other popular social networking sites such as Facebook, Twitter and LinkedIn, to join our website with their current username without the need to register as new members on our website, at a cost of $9.99 per month and (ii) advertising space on our website.

We plan to focus our efforts on driving visitors to our website by promoting our website with Google Adwords and making our website more accessible to visitors from other social networks such as Facebook and Twitter and by adding language translations to foreign visitors. We will also attempt to generate revenues by negotiating agreements with third-party merchants to display their goods on our site and pay us a commission if our visitors purchase their products. We have identified some merchants who currently offer their products through our online store, but plan to identify and enter into selling arrangements more merchants, though there can be no assurance that we will be able to once we reach this stage in our business development.

Provided we raise sufficient proceeds from the offering, although there can be no assurance at the present time, we expect to start generating revenues within 4 to 6 months following launch.

We are in the early stage of our business plan. We currently have little revenues and few premium members of our website. Our activities to date have been limited to organizational matters, development of our business plan, development of our website, and efforts related to becoming a publicly traded company.

Our offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505.

SOCIAL NETWORKING WEBSITES, GENERALLY

Social networking websites provide internet users with services that allow them to form, join, or participate in online communities and to communicate with others regarding common interests and pursuits. Social networking websites have experienced increasing popularity in the last decade, and many sites have grown into broad networks encompassing tens of millions of users. Our management believes that the popularity of general interest social networking sites, such as Facebook, has opened the door for more specialized and exclusive services that cater to special interest groups.

OUR WEBSITE

We have acquired web hosting space for our website at the cost of approximately $500 per month. Our website, at www.kababayanko.com is accessible and fully operational. To date our website has the following functions and services:

•	Member Profiles: Subscribers can customize their profile pages with their own design, using profile applications, and may choose to make their profile public or private to other subscribers;

•	Photos and Videos: Subscribers can upload and share photos and videos;

•	Voice Calling: Subscribers can place voice calls, using our VOIP platform, to other persons;

•	Chat and Discussion Forum: Subscribers can chat in real-time with other subscribers and single or multi-threaded discussion forum with categories, photos and attachments; and

•	Karaoke services, competitions and challenges: These karaoke features can be linked to Youtube.

We have developed our own voice calling and karaoke modules and platforms through the use of independent contractor software programmers, which became operational for our members in August 2012. A have a connection from the data center from our website, www. kababayanko.com to the main data center of our telecom data center.

EBID SERVICES

Our EBID services allow our members to open their own online stores on our website where they can sell items, receive payments, and manage the appearance of their store fronts, as they appear on our website.

We operate our EBID services by allowing our members to list items for sale to be purchased immediately, for sale to this highest bidder, or both. We plan to generate revenues through this service by charging sellers who use it a 10% sales commission for each item sold. Our members who use our EBID services can enter a length (in days) to list an item for sale, upload photos, categorize, set a price for immediate purchase (and bidding reserve), enter item location, provide a description, and purchase listing enhancements like bold, italic, highlighted, and/or pay to feature their listing. The item will be active until the time expires or until the quantity is sold, whichever comes first. While the item is being offered for sale, other site prospective purchasers will be able to either bid on the item or immediately purchase the item. After a purchaser has decided to purchase an item(s) with by way of bid, or when they are checking out by way of immediate purchase, our EBID services will ask the purchaser of the item for shipping information, any item configuration options, and direct to pay the seller. Payments are made by the purchase of the item through a gateway on our website. Once a purchaser has made payment, we charge the seller a 10% sales commission which we retain, and 90% of the sales price is directed to the seller.

We have never declared bankruptcy, never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Neither the Company, nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

REVENUE MODEL

PREMIUM PACKAGE SERVICES

Visitors to our website are able review posts and search general sections of the website for free. However, members are charged $9.99, per month if they would like to use our premium package services, which includes advertising, selling goods and services on our market place, VOIP calling and, in approximately August 2012, karaoke features. The extra features available to subscribers of our premium package services will include the ability to start a personal blog on our website, for example.

ADVERTISEMENT SPACE

One of the major benefits of advertising on a social networking site is that advertisers can take advantage of the users’ demographic information and target their ads appropriately. We intend to sell advertisement space to companies who are interested in targeting our subscribers. We anticipate that interested advertisers will include (i) money remittance agencies targeting overseas Filipino workers, (ii) real estate agencies in the Philippines targeting overseas Filipino workers who intend to purchase real estate upon their return to the Philippines, (iii) merchants in the Philippines targeting overseas Filipino workers who purchase gifts for delivery to their families in the Philippines, (iv) employers recruiting Filipinos to work outside of the Philippines, and (v) suppliers of lifestyle products and services catering to our target market. We intend to sell advertising space on our website, through Connection Junction at a rate of $0.15 per click of an ad appearing on the website. Advertisements will appear on all of our web pages in a vertically oriented sidebar or in banners across the webpage.

Additionally, we intend in the future to participate in the Google AdSense service. Google AdSense is a free service, which displays text-only ads that correspond to the keywords of the content of the page on which the ad is shown. Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. We were experimenting with the integration of “dummy” advertisements by Google with our social network website, and we have since removed these advertisements. We have not yet applied to Google AdSense program but do intend to do so once our website has been publicly launched. We did not generate any AdSense related income and since Google pays a different fee rate according to the niche your website occupies, we do not yet know what this fee will be.

SALE OF THIRD-PARTY GOODS

We plan to offer our members a marketplace service to sell goods, such as, clothes, handbags and fashion accessories. We will display on our website ads to items that are available for purchase, these ads will be linked to the merchant’s store, once a member of our site clicks on it he will be redirected to the merchant’s store to complete the purchase, once the sale is completed we will be paid a commission by the merchant. We have not yet identified potential merchants, with the exception of several selling handbags and clothing.

COMPETITION AND COMPETITIVE STRATEGY

The social networking website industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of the website’s brand strength and the success of its marketing strategies, its user capacity and reliability, and its ability to accommodate and integrate evolving technology and features (such as smart-phone or Twitter compatibility, for example). Additionally, with regard to the online retail component of our business, competition is generally a function of the assortment and continuity of merchandise selection offered, reliable order fulfillment and delivery, and the level of brand support for products offered.

We will be required to compete with a large number of niche social networking and merchandising websites, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products and services similar to (and competitive with) our products and services. Specifically, we compete with the major niche social networking websites such as Facebook and Twitter. We also compete with several smaller niche social websites brands such as sosyalan.com, risingstars.ph and greatpinoy.com. We believe that we are currently one of the smallest in the industry, as we currently have only a nominal web presence and no revenues from our main business operations.

Management believes we can offset any such competitive disadvantages by being a price leader in the marketplace, first by offering free access to our website, and thereafter by offering more competitively priced premium package services. Initially, general subscriptions to our site are free and premium package subscriptions are approximately $9.99 per month. We will also seek to differentiate ourselves by providing our subscribers with more attractive social network features, such as tools for subscribers to easily communicate with each other.

MARKETING & SALES STRATEGY

The use of Internet is continuing to evolve as a global platform for doing business. Our major focus in the first year will be to use Google Adwords program in order to drive traffic to our own website. We plan to take advantage of the well established Google Adwords marketing program which places online ads on the search result pages of Internet users. Google uses an advertising methodology referred to as cost-per-click (“CPC”) in its Adwords program. Using this strategy will allow us to design our own ads, and to select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic.

Our primary target market is focused on Internet users who already participate in social networking websites. With CPC advertising, we only pay for the number of actual clicks on our advertisement. Each time someone clicks on our Google ad they will be redirected to our web site. A CPC-based advertising strategy is cost effective because an advertiser only pays for the leads they receive. The CPC marketing campaign is an integral part of our long term strategy. Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in synch with our Internet audience. This is a significant part of our branding strategy.

ONLINE ADVERTISING

The majority of our advertising and promotional activities will be concentrated on an online advertising campaign using Google Adwords. We have selected Google because of its success and popularity for web users wishing to find something using an internet search. The Google Adwords program will allow us to customize the text of our advertisements, the frequency of each advertisement’s appearance, and the length of the advertising contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

We currently do not have the ability to advertise on mobile devices because we do not have a software application (or “app”) for mobile devices. The fact that we do not have a software application able to support advertising on mobile devices will likely mean that we will have less advertising revenue that if we have had such a software application. We have planned for the development of such an application in the first three line items of our Use of Proceeds table on page 15. The first three line items are: OCW (Overseas Contract Workers) Social Networking Site, Global Karaoke Social Networking Sites and EBID services, and much of the software code which needs to be developed for those three line items is the same software code we need for a software application which supports advertising on mobile devices. We expect the total development cost to be approximately $300,000. There can be no assurance that we will raise the approximately $300,000 required to develop a software application which supports advertising on mobile devices.

EMAIL ADVERTISING CAMPAIGN

We anticipate that an information style email advertising campaign may help to enhance our online advertising campaign and bring us into direct contact with people who are interested in using our services. In this regard, we are considering acquiring email lists, which may be done on an incremental basis so as not to incur a large expense before determining whether an email campaign works and meets our expectations.

We have budgeted a minimum of $10,000 and a maximum of $20,000 for advertising, marketing and sales during the 12 months following completion of this Offering. We intend to hire a marketing manager to be responsible for managing all of our marketing and sales activities.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We will be developing our own website, and the distribution of our website services will be over the Internet. We intend to engage the services of independent contractors in relation to web design and programming as we may require. We believe there are no constraints on the sources or availability of products, supplies, or suppliers related to our business.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our website will be available to the general public over the Internet. Initially, general subscriptions will be free, and premium package subscriptions will be approximately $9.99 per month. As our subscription fees will be priced for mass market consumption, we do not anticipate dependence on one or a few major customers for the foreseeable future.

EMPLOYEES

We have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and two Directors provide services to us on an as-needed basis.

OUR EXECUTIVE OFFICES

Our executive offices are located at 11801 Pierce St., 2nd Floor, Riverside, California 92505.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 11801 Pierce St., 2nd Floor, Riverside, California 92505.  We believe that this space is adequate for our current needs. Our telephone number is (888) 770-5084.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since February 20, 2013 our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of the OTC Markets Group, Inc. under the stock symbol “ANAV”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2013	$0.20	$0.20

HOLDERS

As of December 31, 2012 the Company had 106,548,500 shares of common stock issued and outstanding held by 13 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725. Globex’s telephone number is (813) 344-4490.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We generated revenues of $3,000 to a related party during the fiscal year ended December 31, 2012, and generated no revenues for the fiscal year ended December 31 2011, and we have generated a total of $3,000 of revenues since March 24, 2011(inception). Our revenues were derived from consulting services provided to an entity 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

For the fiscal year ended December 31, 2012, we incurred expenses of $79,137, consisting of general and administrative costs of $69,066, marketing expenses of $7,110 and research and development costs of $2,961. During the fiscal year ended December 31, 2011, we incurred expenses of $171,567, consisting of general and administrative costs of $158,930, and marketing expenses of $12,637.

We incurred net losses of $76,137 and $171,567 for the years ended December 31, 2012 and 2011, respectively. Our net loss since inception (March 24, 2011) through December 31, 2012 is $244,704. The following table provides selected financial data about our company for the years ended December 31, 2012 and 2011.

Balance Sheet Data	December 31, 2012	December 31, 2011
Cash and Cash Equivalents	$5,308	$22,215
Total Assets	$415,799	$457,385
Total Liabilities	$634,114	$618,313
Shareholders’ Equity (Deficit)	$(218,315)	$(160,928)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2012 was $5,308 with $634,114 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $3,750,000, in order to complete our 12-month plan of operation, more fully described in our Registration Statement of Securities and Exchange Commission (“SEC”) Form S-1, as amended (File No. 333-182596; the Form S-1), declared effective by the SEC on December 20, 2012. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered the Form S-1, declared effective by the SEC on December 20, 2013, is as follows, assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company in the Form S-1:

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
Gross proceeds from this offering	($)937,500	( $)1,875,000	($)2,812,500	($)3,750,000

Product Development
OCW (Overseas Contract Workers) Social Networking Site	75,000	150,000	225,000	300,000
Global Karaoke Social Networking Sites	75,000	150,000	225,000	300,000
EBID services	50,000	100,000	150,000	200,000
PC/MAC and Mobile VOIP Provider (All Mobiles Systems)	100,000	200,000	300,000	400,000
Global Social Market Place Platform	25,000	50,000	75,000	100,000
Healthy Aging Social Channel	75,000	150,000	225,000	300,000
Web/graphic design	60,000	120,000	180,000	240,000
Equipment/servers	35,000	70,000	105,000	140,000
VoIP connectivity fees	25,000	50,000	75,000	100,000
Sales/marketing Assistant	75,000	150,000	225,000	300,000
Marketing & Company collateral	125,000	250,000	375,000	500,000
Media Advertising	50,000	100,000	150,000	200,000
Office Lease	20,000	40,000	60,000	80,000
Office Equipment	15,000	30,000	45,000	60,000
Offices Expenses	42,500	85,000	127,500	170,000
Telephone	7,500	15,000	22,500	30,000
Miscellaneous/contingency	37,500	75,000	112,500	150,000
Legal and Accounting	37,500	75,000	112,500	150,000
Transfer Agent	1,500	2,000	2,500	3,000
Contingency	6,000	13,000	20,000	27,000
TOTALS	$937,500	$1,875,000	$2,812,500	$3,750,000

We currently do not have any arrangements regarding the Offering or following this Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Alpha Network Alliance Ventures Inc.

(A Development Stage Company)

Riverside, CA 92505

We have audited the accompanying balance sheet of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012. The management of Alpha Network Alliance Ventures Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

March 31, 2012

52 Bridge Street
Metuchen, NJ 08840
732.662.4062
732.662.3504 (Fax)
cpa@gztycpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

DECEMBER 31, 2012 and 2011

	December 31,	December 31
	2012	2011
ASSETS
Cash and cash equivalents	$5,308	$22,215
Property and Equipment, net	410,491	435,170

Total Assets	415,799	457,385

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Parties	634,114	618,313

Total Liabilities	634,114	618,313

Stockholder's Equity
Common stock $0.0001 par value; 8,000,000,000 shares authorized,106,548,500 shares and 106,390,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	10,655	10,639
Preferred stock 2,000,000,000 shares at $0.0001 par value
Paid-in Capital in excess of par	18,734	-
Deficit accumulated during the development stage	(247,704)	(171,567)

Total Stockholder's Deficiency	(218,315)	(160,928)

Total Liabilities and Stockholder's Deficiency	$415,799	$457,385

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			March 24, 2011
	FOR THE YEAR ENDED		(Inception)
	December 31,		Through
	2012	2011	December 31, 2012

Revenues	$3,000	$-	$3,000

Expenses
Marketing Expense	7,110	12,637	19,747
General and Administrative Expense	69,066	158,930	227,996
Research and development	2,961	-	2,961
Total Expenses	79,137	171,567	250,704

Loss before Income taxes	(76,137)	(171,567)	(247,704)

Income Taxes	-	-	-

Net loss	$(76,137)	$(171,567)	$(247,704)

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2012 and 2011

				Deficit
				accumulated
			Additional	during the
	Common shares		paid in	development
	Shares	Amount	capital	stage	Total

Balance - March 24, 2011 (Inception)	75,000,000	7,500	3139		10,639
Reverse recapitalization	31,390,000	3,139	(3,139)		0
Net loss for the year				(171,567)	(171,567)

Balance - December 31, 2011	106,390,000	10,639	0	(171,567)	(160,928)
Net loss for the Period				(76,137)	(76,137)
Issuance of Common Stocks to New Stockholders	158,500	16	18,734		18,750
Balance - December 31, 2012	106,548,500	10,655	18,734	(247,704)	(218,315)

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			March 24, 2011
			(Inception)
	Year Ended December 31,		Through
	2012	2011	December 31, 2012
Cash Flows from Operating Activities
Net Loss	$(76,137)	$(171,567)	$(247,704)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	24,680	8,226	32,906
Loans from shareholders
Net Cash Used in Operating Activities	(51,457)	(163,341)	(214,798)

Cash Flows from Investing Activities
Property and Equipment acquisition	-	(443,397)	(443,397)
Recapitalization Investment	-	10,639	10,639
Net Cash Provided by (Used in) Investing Activities	-	(432,758)	(432,758)

Cash Flows from Financing Activities
Cash Due to Related Parties	15,800	618,314	634,114
Cash Proceeds from Issuance of Common Stock	18,750	-	18,750
Net Cash Provided by (Used in) Financing Activities	34,550	618,314	652,864

Net Change in Cash	(16,907)	22,215	5,308

Cash - Beginning of Period	22,215	-	-

Cash - End of Period	$5,308	$22,215	$5,308

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND DEVELOPMENT OF THE BUSINESS

Daedalus Ventures, Inc. (the “Company”) was originally organized in the State of Delaware as on August 12, 2010.

In December 2011 the Company completed a merge with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

The Company is focused on building and operating a social networking software application and other internet driven applications. The company builds tools that enable users to connect, share, discover, and communicate with each other. The software application would also allow its users to post reviews and share shopping and fashion tips and opinions or to integrate their Websites . It also offers products that enable advertisers and marketers to engage with its users.

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

Revenue Recognition

Revenue is derived primarily from the sale of services. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured.

Research and Development

Costs for research and development, including predevelopment efforts prior to establishing technological feasibility of software expected to be marketed, are expensed as incurred. Development costs are capitalized when technological feasibility has been established and anticipated future revenues support the recoverability of the capitalized amounts. Capitalization stops when the product is available for general release to customers. The Company has not capitalized any software development, and has expensed these costs as incurred. These costs are included in research and development expense.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation in the normal course of business. The Company has not established sufficient source of revenue to cover its operating costs. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue it does obtain is insufficient to cover any operating loss it may incur, it may substantially curtail its operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at year-end consisted of:

	December 31,
	2012	2011

Furniture & Equipment	$49,265	$49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Subtotal	243,397	243,397
Less: Accumulated Depreciaion	32,906	8,226
Land	200,000	200,000
Total plant, property and equipment, net	$410,491	$435,171

NOTE 5 – RELATED PARTY TRANSACTION

Due to related parties:

Due to related parties included in the balance sheets as of December 31, 2012 was the loans from the Company’s director and CEO, Mr. Eleazar Rivera. He lent to the company $634,114. Of this amount, $334,114 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

Sales to related parties:

For the year ended December 31, 2012, the Company recognized $3,000 revenue from consulting service provided to Smart Design Concepts Inc., a company 60% owned by Mr. Eleazar Rivera’s brother-in-law.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of December 31, 2012:

1.	Authorized Capital Stock

Common shares – from 500,000,000 shares to 8,000,000,000 shares

Preferred shares – from 20,000,000 shares to 2,000,000,000 shares

2.	Issued and outstanding

Common stock – 106,548,500 shares with a par value of $0.0001: 158,500 of 106,548,500 shares of common stock were issued during the year ended December 31, 2012.

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the year ended December, 2012 are as follows:

Professional & Consulting Fee	$25,987
Office rent, Maintenance & Communication	9,496
Depreciation expense	24,680
Miscellaneous	8,904
Total general and administrative expense	$69,067

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•   Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Eleazar Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Rivera concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

CHANGE IN SHELL COMPANY STATUS

Reference is made to the disclosure set forth under Items 1 of Part I of this Form 10-K, which disclosure is incorporated herein by reference.   Beginning in March 2011, we were engaged in the development of our social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. As of December 25, 2012, we had completed our Ebid and Market Place, VOIP service, Karaoke, and functions on kababayanko.cm, as well as our kababayanko IOS Mobile Apps and Android Mobile apps. As of December 25, 2012, we had 6,880 free members/subscribers on kababayanko.com and 41,420 Facebook likes, which has increased to 8,686 free members/subscribers on kababayanko.com and approximately 68,000 Facebook likes as of March 31, 2013. Accordingly, we believe that, as of December 25, 2012, we were no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2012 are as follows:

Name	Age	Positions and Offices

Eleazar Rivera	40	President, Secretary, Treasurer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

ELEAZAR RIVERA, AGE 40

President, Secretary, Treasurer and Director

Eleazar Rivera, has served as our President, Secretary, Treasurer and Director since March 28, 2011. From 2007 to the present, Mr. Rivera has devoted most of his time managing his own investments in residential real estate investments as well as income producing businesses like Network Marketing, Social Networking Media and Information Technologies. From 1989 to 1991 Mr. Rivera attended Oriental Technology Institute, in Manila, Philippines, where he completed a Graduate Vocational Electronics Technology course. From 1991 to 1992, Mr. Rivera attended San Pablo Colleges, San Pablo City, Philippines, where he studied Business Administration and majored in Accountancy. From 1992 to 1993, Mr. Rivera attended System Technology Institute, San Pablo City, Philippines, where he studied computer programming. Mr. Rivera’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his education in electronics, accountancy and computer programming led to our conclusion that Mr. Rivera should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and such member does not qualify qualifiy as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced its Plan of Operation.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Eleazar Rivera (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

None of our directors have received monetary compensation since our inception through December 31, 2012. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Eleazar Rivera (1)	0	0	0	0	0	0	0

(1) Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 106,548,500 shares of our common stock issued and outstanding as of December 31, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Eleazar Rivera; President, Secretary, Treasurer and Director	74,473,000	69.9%

Common Stock:	Neil Edwards	31,917,000	29.9%

All executive officers and directors as a group (2 persons)		106,390,000	99.9%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2012, the Company recognized $3,000 revenue from consulting services provided to Smart Design Concepts Inc., a company 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $1,800 and $0, for audit-related services were $2,500 and $3,000 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)     The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 2, 2013	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

