Form 10-Q
period 2013-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2013-05-15
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ____

Commission File No. 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2013, there were 106,948,367 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012.	1

		Statements of Operations for the three months ended March 31, 2013 and 2012, and for the cumulative period from inception (March 24, 2011) through March 31, 2013.	2

		Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the cumulative period from inception (March 24, 2011) through March 31, 2013.	3

		Notes to Financial Statements (Unaudited).	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	10

Part II.	Other Information
	Item 1.	Legal Proceedings.	10

	Item 1A.	Risk Factors.	10

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mine Safety Disclosures.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	11

Signatures			12

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012
ASSETS
Cash and cash equivalents	5,895	5,308
Property and Equipment, net	404,321	410,491

Total Assets	410,215	415,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Due to Related Parties	631,613	634,114

Total Liabilities	631,613	634,114

Stockholders’ Equity
Common stock $0.0001 par value; 8,000,000,000 shares authorized at March 31, 2013, 106,904,034 shares and 106,548,500 issued and outstanding at March 31, 2013 and December 31, 2012	10,691	10,655
Preferred stock 2,000,000,000 shares at $0.0001 par value authorized but none issued at March 31, 2013 and December 31, 2012
Paid-in Capital in excess of par	71,879	18,734
Deficit accumulated during the development stage	(303,968)	(247,704)

Total Stockholders’ Deficiency	(221,398)	(218,315)

Total Liabilities and Stockholders’ Deficiency	410,215	415,799

1

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			Inception
	Three Months Ended		(Aug 12, 2010)
	March 31,		Through
	2013	2012	March 31, 2013

Revenues	-	-	3,000

Expenses
Marketing Expense	3,882	139	23,629
General and Administrative Expense	52,381	10,616	280,377
Research and Development			2,961
Total Expenses	56,263	10,755	306,967

Loss before Income taxes	(56,263)	(10,755)	(303,967)

Income Taxes	-

Net Loss	(56,263)	(10,755)	(303,967)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the		March 24, 2011
	Three Months Ended		(Inception)
	March 31,		Through
	2013	2012	March 31, 2013
Cash Flows from Operating Activities
Net Loss	(56,263)	(10,755)	(303,967)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,170	6,170	39,076
Loans from shareholders
Net Cash Used in Operating Activities	(50,093)	(4,585)	(264,891)

Cash Flows from Investing Activities
Property and Equipment acquisition	-		(443,397)
Recapitalization Investment	-		10,639
Net Cash Provided by (Used in) Investing Activities	-	-	(432,758)

Cash Flows from Financing Activities
Deposit for future subscription
Cash Due to Related Parties	(2,501)	3,500	631,613
Cash Proceeds from Sale of Common Stock	53,181		71,931
Net Cash Provided by (Used in) Financing Activities	50,680	3,500	703,544

Net Change in Cash	587	(1,085)	5,895

Cash - Beginning of Period	5,308	22,215	0

Cash - End of Period	5,895	21,130	5,895

Cash Paid During the Period for:
Interest
Income Taxes

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at quarter-end consisted of:

	March 31,	December 31,
	2013	2012

Furniture & Equipment	49,265	49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Subtotal	243,397	243,397
Less: Accumulated Depreciaion	39,076	32,906
Land	200,000	200,000
Total plant, property and equipment, net	404,321	410,491

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $631,613. Of this amount, $331,613 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of March 31, 2013:

1.	Authorized Capital Stock

Common shares – from 500,000,000 shares to 8,000,000,000 shares

Preferred shares – from 20,000,000 shares to 2,000,000,000 shares

2.	Issued and outstanding

Common stock – 106,904,034 shares with a par value of $0.0001: 355,534 of 106,904,034 shares of common stock were issued during the quarter ended March 31, 2013.

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the quarter ended March 31, 2013 are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2013	2012

Professional & Consulting Fee	$10,900	$3,149
Office rent, Maintenance & Communication	18,588	1,000
Depreciation Expense	6,170	6,170
Miscellaneous	16,723	297
Total general and administrative expense	$52,381	$10,616

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2012 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K (File No. 000-54126), as filed with the SEC on April 2, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on December 20, 2012, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans in the principal amount of $575,175 from our sole director and officer.

The Company plans to raise additional funds through a $3,750,000 public offering by way of its Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on December 20, 2012.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

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

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered the Form S-1, declared effective by the SEC on December 20, 2012, is as follows, assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company in the Form S-1:

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

Results of Operations

Three -Month Period Ended March 31, 2013 and 2012

We recorded no revenues for the three months ended March 31, 2013 and 2012. From the period of March 24, 2011 (inception) to March 31, 2013, we recorded $3,000 in revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on December 20, 2012.

For the three months ended March 31, 2013 we incurred total operating expenses and losses of $56,263, consisting of $52,381 of general and administrative expenses and $3,882 of marketing expenses. By contrast, for the three months ended March 31, 2012, we incurred total operating expenses and losses of $10,755, consisting of general and administrative expenses of $10,616 and marketing expenses of $139.

From the period of March 24, 2011 (inception) to March 31, 2013, we incurred operating expenses of $306,967, and a total loss before income taxes of $303,967.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $5,895.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond June 30, 2013. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1.1	Certificate of Incorporation of Registrant (1)
3.1.2	Certificate of Merger (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 15, 2013	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)
12

EXHIBIT INDEX

Exhibit	Description
3.1.1	Certificate of Incorporation of Registrant (1)
3.1.2	Certificate of Merger (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.

(2) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

