Form 10-Q
period 2013-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2013-10-31
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 24, 2013, there were 106,948,367 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012.	1

		Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2013 and 2012, and for the cumulative period from inception (March 24, 2011) through September 30, 2013.	2

		Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012 and for the cumulative period from inception (March 24, 2011) through September 30, 2013.	3

		Notes to Financial Statements (Unaudited).	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	10

Part II.	Other Information
	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors.	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mine Safety Disclosures.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	12

Signatures			13

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,656	$5,308
Inventory	11,214	0
Property and Equipment, net	391,981	410,491

Total Assets	408,851	415,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Due to Related Parties	707,314	634,114

Total Liabilities	707,314	634,114

Stockholders’ Equity
Common stock $0.0001 par value; 8,000,000,000 shares authorized at September 30, 2012, 106,948,367 shares and 106,548,500 issued and outstanding at September 30, 2013 and December 31, 2012	10,696	10,655
Preferred stock 2,000,000,000 shares at $0.0001 par value authorized but none issued at September 30, 2013 and December 31, 2012
Paid-in Capital in excess of par	78,523	18,734
Deficit accumulated during the development stage	(387,682)	(247,704)

Total Stockholders’ Deficiency	(298,463)	(218,315)

Total Liabilities and Stockholders’ Deficiency	$408,850	$415,799

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		(March 24, 2011)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013

Revenues	$—	$—	$—	$—	$3,000
Cost of Goods Sold	—		—		—
Gross Profit	—	—	—	—	3,000

Expenses
Marketing Expense	5,854	2,347	11,662	5,413	31,409
General and Administrative Expense	47,992	16,251	128,316	52,804	356,312
Research and Development					2,961
Total Expenses	53,846	18,598	139,978	58,217	390,682

Loss before Income taxes	(53,846)	(18,598)	(139,978)	(58,217)	(387,682)

Income Taxes	—		—

Net Loss	$(53,846)	$(18,598)	$(139,978)	$(58,217)	$(387,682)

The accompanying notes are an integral part of the financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months		For the Period From Inception
	Ended		(March 24, 2011)
	September 30,		Through
	2013	2012	September 30, 2013
Cash Flows from Operating Activities
Net Loss	$(139,978)	$(58,217)	$(387,682)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,510	18,510	51,416
Inventory	(11,214)		(11,214)
Loans from shareholders	—
Net Cash Used in Operating Activities	(132,682)	(39,707)	(347,480)

Cash Flows from Investing Activities
Property and Equipment acquisition	—		(443,397)
Recapitalization Investment	—		10,639
Net Cash Provided by (Used in) Investing Activities	—	—	(432,758)

Cash Flows from Financing Activities
Deposit for future subscription
Loan From Related Parties	73,200	13,500	707,314
Cash Proceeds from Sale of Common Stock	59,830	10,050	78,580
Net Cash Provided by (Used in) Financing Activities	133,030	23,550	785,894

Net Change in Cash	348	(16,157)	5,656

Cash - Beginning of Period	5,308	22,215	—

Cash - End of Period	$5,656	$6,058	$5,656

Cash Paid During the Period for:
Interest
Income Taxes

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2013 and December 31, 2012 consisted of the follows:

	September 30,	December 31,
	2013	2012

Furniture & Equipment	$49,265	$49,265
Building	150,000	150,000
Transportation Equipment	44,132	44,132
Land	200,000	200,000
Subtotal	443,397	443,397
Less: Accumulated Depreciation	51,416	32,906

Total plant, property and equipment, net	$391,981	$410,491

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Eleazar Rivera is a stockholder of the company, holding 70% or 74,473,000 shares. He lent to the company $707,314. Of this amount, $407,314 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

NOTE 6 – STOCKHOLDERS’ EQUITY

The capital stock of the company consists of the following as of September 30, 2013:

1.	Authorized Capital Stock

Common shares – from 500,000,000 shares to 8,000,000,000 shares

Preferred shares – from 20,000,000 shares to 2,000,000,000 shares

2.	Issued and outstanding

Common stock –106,948,367 shares with a par value of $0.0001 at September 30, 2013.

NOTE 7 – GENERAL AND ADMINISTRATIVE EXPENSE

The Company’s General and Administrative expense for the three months and nine months ended September 30, 2013 are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2013	2012

Professional & Consulting Fee	$7,838	$3,099
Office rent, Maintenance & Communication	8,184	361
Depreciation Expense	6,170	6,170
Miscellaneous	25,800	6,621
Total general and administrative expense	$47,992	$16,251

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012

Professional & Consulting Fee	$28,992	$20,424
Office rent, Maintenance & Communication	29,147	3,010
Depreciation Expense	18,510	18,510
Miscellaneous	51,667	10,860
Total general and administrative expense	$128,316	$52,804

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

Our activities have been financed primarily from cash loans in the principal amount of $707,314 from our sole director and officer.

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

Results of Operations

Three -Months and Nine-Months Ended September 30, 2013 and 2012

We recorded no revenues for the three months and nine-months ended September 30, 2013 and 2012. From the period of March 24, 2011 (inception) to September 30, 2013, we recorded $3,000 in revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on December 20, 2012.

For the three months ended September 30, 2013 we incurred total operating expenses and losses of $53,846, consisting of $47,992 of general and administrative expenses and $5,854 of marketing expenses. By contrast, for the three months ended September 30, 2012, we incurred total operating expenses and losses of $18,598, consisting of general and administrative expenses of $16,251 and marketing expenses of $2,347.

For the nine months ended September 30, 2013 we incurred total operating expenses and losses of $139,978, consisting of $128,316 of general and administrative expenses and $11,662 of marketing expenses. By contrast, for the nine months ended September 30, 2012, we incurred total operating expenses and losses of $58,217, consisting of general and administrative expenses of $52,804 and marketing expenses of $5,413.

From the period of March 24, 2011 (inception) to September 30, 2013, we incurred operating expenses of $390,682, and a total loss before income taxes of $387,682.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $5,656.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond November 30, 2013. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

On June 1, 2011, Alpha Network Alliance Ventures Inc., a Delaware corporation, which was a private company which merged with us on December 29, 2011, entered into two Stockholder Loan Agreements with Eleazar Rivera, our sole officer and director, and majority stockholder. Under the first Stockholder Loan Agreement, Mr. Rivera loaned such company $275,175 for a term of one (1) year at no interest. Upon default of repayment, however, interest accrues at 6% per annum. Under the second Stockholder Loan Agreement, Mr. Rivera loaned Alpha Network Alliance Ventures Inc $300,000 for a term of one (1) year at no interest. Upon default of repayment, however, interest accrues at 6% per annum. The Company has never made any payments under these loan agreements and owes Mr. River a total of $707,314 under the agreements.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: October 31, 2013	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

