Form 10-K/A
period 2012-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2014-02-03
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO

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

GZTY CPA GROUP, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Alpha Network Alliance Ventures Inc.

(A Development Stage Company)

Riverside, CA 92505

We have audited the accompanying balance sheet of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from March 24, 2011 (Inception) to December 31, 2012. The management of Alpha Network Alliance Ventures Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from March 24, 2011 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

--------------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

March 31, 2013

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: February 3, 2014	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

