Form 10-K
period 2013-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2014-04-15
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No  ☒

At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $20,100.  At December 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 106,754,368 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding. At April 11, 2014, there were 106,754,368 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

We are a development stage company, had revenues of $3,000 at December 31, 2013, and currently have no significant assets. Our revenues were derived from consulting services provided to an entity 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

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

Our offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505.

RECENT CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

On February 7, 2014, the Company notified GZTY CPA Group, LLC (“GZTY CPA”), that the Company had dismissed GZTY CPA as the independent registered public accounting firm of the Company. The Board of Directors of the Company recommended and approved the dismissal.

The reports of GZTY CPA regarding the Company’s financial statements as of December 31, 2012 and 2011 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from March 24, 2011 (inception) through December 31, 2012, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of GZTY CPA, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

From the period as of, and from, March 24, 2011 (inception) through December 31, 2012, and during the subsequent interim period through the date of dismissal, the Company had no disagreement with GZTY CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GZTY CPA, would have caused them to make reference thereto in their report on the Company’s financial statements for such period from March 24, 2011 (inception) through December 31, 2012. There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided GZTY CPA a copy of the above disclosures and requested GZTY CPA to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. GZTY CPA’s response, in relevant part, is as follows: “We have read the statements of [the Company] . . . and are in agreement with such statements as they pertain to our firm. We have no basis to agree or disagree with other statements of the registrant . . . .”

On February 7, 2014, the Board of Directors of the Company resolved to engage the independent registered public accounting firm of Thomas J. Harris, CPA (“Thomas J. Harris”), the Company’s new independent registered public accountants, which appointment Tarvaran, Askelson has accepted with the dismissal of GZTY CPA.

During the two most recent fiscal years and the interim period preceding the engagement of Thomas J. Harris, the Company has not consulted with Thomas J. Harris regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Thomas J. Harris or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv), or a reportable event as described in paragraph 304(a)(1)(v), of Regulation S-K. The Company did not have any disagreements with GZTY CPA and therefore did not discuss any past disagreements with Thomas J. Harris.

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

OUR WEBSITE

We have acquired web hosting space for our website at the cost of approximately $500 per month. Our website, at www.kababayanko.com is accessible and fully operational. To date our website has the following functions and services:

·	Member Profiles: Subscribers can customize their profile pages with their own design, using profile applications, and may choose to make their profile public or private to other subscribers;

·	Photos and Videos: Subscribers can upload and share photos and videos;

·	Voice Calling: Subscribers can place voice calls, using our VOIP platform, to other persons;

·	Chat and Discussion Forum: Subscribers can chat in real-time with other subscribers and single or multi-threaded discussion forum with categories, photos and attachments; and

·	Karaoke services, competitions and challenges: These karaoke features can be linked to Youtube.

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

EMPLOYEES

Lance River, our President and sole director, is our only employee.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2013	$0.50	$0.10
Three Months Ended September 30, 2013	$0.20	$0.10
Three Months Ended June 30, 2013	$0.45	$0.20
Three Months Ended March 31, 2013	$0.20	$0.20

HOLDERS

As of December 31, 2013 the Company had 106,754,368 shares of common stock issued and outstanding held by approximately 18 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended December 31, 2013, we did not general any revenues. For the year ended December 31, 2012, generated revenues of $3,000 to a related party during the fiscal year ended December 31, 2013. We have generated a total of $3,000 of revenues since March 24, 2011(inception). Our revenues were derived from consulting services provided to an entity 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

For the year ended December 31, 2013, we incurred expenses of $211,996, consisting of general and administrative costs of $156, 436, research and development of $9,375, marketing expenses of $3,342, and a loss on abandonment of $42,843. For the fiscal year ended December 31, 2012, we incurred expenses of $79,137, consisting of general and administrative costs of $69,066, marketing expenses of $7,110 and research and development costs of $2,961.

We incurred net losses of $211,996 and $76,137 for the years ended December 31, 2013 and 2012, respectively. Our net loss since inception (March 24, 2011) through December 31, 2013 is $459,700. The following table provides selected financial data about our company for the years ended December 31, 2013 and 2011.

Balance Sheet Data	December 31, 2013	December 31, 2012
Cash and Cash Equivalents	$15,465	$5,308
Total Assets	$411,528	$415,799
Total Liabilities	$769,354	$634,114
Shareholders’ Equity (Deficit)	$(357,826)	$(218,315)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2013 was $15,465 with $769,354 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $3,750,000, in order to complete our 12-month plan of operation, more fully described in our Registration Statement of Securities and Exchange Commission (“SEC”) Form S-1, as amended (File No. 333-182596; the Form S-1), declared effective by the SEC on March 19, 2014. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered the Form S-1, declared effective by the SEC on March 19, 2014, is as follows, assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company in the Form S-1:

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
9

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

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Table of Contents
Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheets:
December 31, 2013 and 2012	F-2

Statements of Operations:
For the year ended December 31, 2013 and 2012 and for the period
from Inception March 24, 2011 to December 31, 2013	F-3

Statement of Retained Deficits:	F-4
December 31, 2013

Statements of Cash Flows:
For the years ended December 31, 2013 and 2012 and for the period
from Inception March 24, 2011 to December 31, 2013	F-5

Notes to Financial Statements:
December 31, 2013	F-6

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alpha Network Alliance Ventures, Inc.

We have audited the accompanying balance sheet of Alpha Network Alliance Ventures, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and from (inception) March 24, 2011 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and from (inception) March 24, 2011 through December 31, 2013 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

March 1, 2014

(A Development Stage Enterprise)
Balance Sheets

	Audited	Audited
	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$15,465	$5,308
Inventory	11,214
Total current assets	26,679	5,308

Property and equipment, net	33,134	410,491

Other assets:
Held for investment property	351,715	—

Total other assets	351,715	—

Total assets	$411,528	$415,799

LIABILITIES
Current liabilities:
Accrued expenses, related party	769,354	634,114

Total current liabilities	769,354	634,114

Total liabilities	769,354	634,114

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 8,000,000,000 shares authorized, 106,754,368 and 106,548,500 shares issued and outstanding	10,676	10,655
Capital in excess of par value	49,593	18,734
Stock subscription	41,605	—
Deficit accumulated during the development stage	(459,700)	(247,704)
Total stockholders' equity	(357,826)	(218,315)
Total liabilities and stockholders' deficit	$411,528	$415,799

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Operations

   Audited

			Cumulative,
			Inception,
			March 24,
	Year ended	Year ended	2011 through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$—	$3,000	$3,000

Operating expenses
Marketing expenses	3,342	7,110	23,089
General and administrative	156,436	69,066	384,432
Research and development	9,375	2,961	12,336
Total operating expenses	169,153	79,137	419,857
(Loss) from operations	(169,153)	(76,137)	(416,857)
Other income/(loss):
Loss on abandonment	(42,843)	—	(42,843)
(Loss) after other expenses	(211,996)	(76,137)	(459,700)
Provision/(credit) for taxes on income	—	—	—
Net Income/(loss)	$(211,996)	$(76,137)	$(459,700)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	106,651,434	106,548,500

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	$10,676	$49,593	$41,605	$(459,700)	$(357,826)

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Audited

			Cumulative,
			Inception,
			March 24,
	Year ended	Year ended	2010 through
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(211,996)	$(76,137)	$(459,700)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	4,582	24,680	10,998
Change in current assets and liabilities:
Inventory	(11,214)		(11,214)
Loss on abandonment

Net cash flows from operating activities	(218,628)	(51,457)	(459,916)

Cash flows from investing activities:
Purchase of fixed assets	372,775		(44,132)
Recapitalization investment			10,639
Held for investment property	(351,715)		(351,715)
Net cash flows from investing activities	21,060	—	(385,208)

Cash flows from financing activities:
Proceeds from sale of common stock	72,485	15,800	91,235
Related party transaction	135,240	18,750	769,354
Net cash flows from financing activities	207,725	34,550	860,589
Net cash flows	10,157	(16,907)	15,465

Cash and equivalents, beginning of period	5,308	22,215	—
Cash and equivalents, end of period	$15,465	$5,308	$15,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 1 - Summary of Significant Accounting Policies:

Daedalus Ventures, Inc. (the “Company”) was originally organized in the State of Delaware as on August 12, 2010.

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ending December 31, 2013 and 2012 and for the period March 24, 2011 (inception) through December 31, 2013.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents for the year ending December 31, 2013 and 2012.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of weight loss products, energy and performance solutions products and healthy aging solution products. For the period ended December 31, 2013, there was no change in inventory.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

Net income per share of common stock

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

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

Recently Issued Accounting Pronouncements:

For the year ending December 31, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $459,700. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,
	2013	2012

Furniture & Equipment	$0	$49,265
Building	0	150,000
Transportation Equipment	44,132	44,132
Land	0	200,000
Subtotal	44,132	443,397
Less: Accumulated Depreciation	10,998	32,906
Property and equipment, net	$33,134	$410,491

The Company recorded depreciation expense of $4,582 and $24,680 for the years ended December 31, 2013 and 2012, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for investment. The balance of this held for investment property at December 31, 2013 was $351,715.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2013 and 2012 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $769,354 as of December 31, 2013 and $634,114 as of December 31, 2012. Of this amount, $469,354 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Sales to related parties:

For the year ended December 31, 2012, the Company recognized $3,000 revenue from consulting service provided to Smart Design Concepts Inc., a company 60% owned by Mr. Eleazar Rivera’s brother-in-law.

Note 5 - Common Stock:

Since inception, the Company has issued 106,754,368 shares of stock for $101,874.

During the year ended December 31, 2012, the Company issued for cash 158,500 shares of stock for $18,750

During the year ended December 31, 2013, the Company issued for cash 205,868 shares of stock for $30,800. Additionally, the Company received $41,605 cash for 277,366 unissued shares of common stock. These shares were issued in the first quarter 2014.

 Note 6 - Income Taxes:

The provision (benefit) for income taxes for the years ended December 30, 2013 and 2012 were as follows:

	Year Ended December 30,
	2013	2012

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$72,079	$27,698
Change in valuation allowance	(72,079)	(27,698)

Total deferred tax provision	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

The Company had deferred income tax assets as of December 30, 2013 and 2012 were as follows:

	December 30,
	2013	2012

Loss carryforwards	$156,298	$84,219
Less - Valuation allowance	(156,298)	(84,219)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013 and 2012, the Company had approximately $459,700 and $247,704, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

Note 7 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between December 31, 2013 and March 1, 2014 (the date the financials were issued) and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2013 are as follows:

Name	Age	Positions and Offices

Eleazar Rivera	41	President, Secretary, Treasurer and Director

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

ELEAZAR RIVERA, AGE 41

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal years ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Eleazar Rivera (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

None of our directors have received monetary compensation since our inception through December 31, 2013. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2013:

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

The following table lists, as of December 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 106,754,368 shares of our common stock issued and outstanding as of December 31, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Eleazar Rivera; President, Secretary, Treasurer and Director	74,473,000	69.7%

Common Stock:	Neil Edwards	31,917,000	29.8%

All executive officers and directors as a group (2 persons)		106,390,000	99.5%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $769,354 as of December 31, 2013. Of this amount, $469,354 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $5,550 and $1,800, for audit-related services were $3,500 and $2,500 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
23.1	Consent of GZTY CPA Group, LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 14, 2014	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
23.1	Consent of GZTY CPA Group, LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

