Form 10-K/A
period 2012-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2014-08-07
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2
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

Explanatory Note This Amendment No. 2 to Form 10-K is being filed to amend the Company’s 2012 financial statements, which have been restated to include previously omitted disclosures related to related party loans. Specifically, the term and interest on the related party loan were not disclosed in the previously issued financial statements. The Company has restated the financial statements for the year ended December 31, 2012 to include the disclosure of the term and interest on the related party loan. Such additional disclosure is now reflected in NOTE 5 – RELATED PARTY TRANSACTIONS. This restatement had no impact on the balances presented on the balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flow for all periods presented.

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

As discussed in Note 8 to the financial statements, the 2012 financial statements have been restated to include previously omitted disclosures related to related party loans.

/s/ GZTY CPA GROUP, LLC

--------------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

March 31, 2013, except for Notes 5 and 8 which are dated July 28, 2014.

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

NOTE 5 – RELATED PARTY TRANSACTION

Due to related parties:

Due to related parties included in the balance sheets as of December 31, 2012 and 2011 were the loans from the Company's director and CEO, Mr. Eleazar Rivera. He has lent to the company noninterest bearing amount of $634,114 as of December 31, 2012 and $618,313 as of December 31, 2011. These loans are unsecured and there are no terms for repayment. Of this amount, $334,114 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.

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

NOTE 8 – EVENT SUBSEQUENT TO THE DATE OF INDEPENDENT AUDITOR’S REPORT

Restatement of financial statements

The Company’s 2012 financial statements were restated to include previously omitted disclosures related to related party loans. Specifically, the term and interest on the related party loan were not disclosed in the previously issued financial statements. The Company has restated the financial statements for the year ended December 31, 2012 to include the disclosure of the term and interest on the related party loan. Such additional disclosure is now appropriately reflected in NOTE 5 – RELATED PARTY TRANSACTIONS. This restatement had no impact on the balances presented on the balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flow for all periods presented.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 7, 2014	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

