Form 10-Q
period 2014-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2014-08-19
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2014, there were 107,710,251 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013.	1

		Statements of Operations (Unaudited) for the three and six months and ended June 30, 2014 and 2013, and for the cumulative period from inception (March 24, 2011) through June 30, 2014.	2

		Statements of Cash Flows (Unaudited) for the six months and ended June 30, 2014 and 2013, and for the cumulative period from inception (March 24, 2011) through June 30, 2014.	3

		Notes to Financial Statements (Unaudited).	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	13

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			14

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,238	$15,465
Inventory	35,942	11,214
Total current assets	37,180	26,679

Property and equipment, net	52,429	33,134

Other assets:
Held for investment property	351,715	351,715

Total other assets	351,715	351,715

Total assets	$441,324	$411,528

LIABILITIES
Current liabilities:
Account payable	$4,100	$—
Checks in excess of deposits	1,655
Advances from related party	833,965	769,354

Total current liabilities	839,720	769,354

Total liabilities	839,720	769,354

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,107,710,251 and 106,754,368 shares issued and outstanding	10,771	10,676
Capital in excess of par value	188,762	49,593
Stock subscription	1,297	41,605
Deficit accumulated during the development stage	(599,226)	(459,700)
Total stockholders' equity	(398,396)	(357,826)
Total liabilities and stockholders' deficit	$441,324	$411,528

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Operations

Unaudited

					Cumulative,
					Inception,
					March 24,
	Three months ended		Six months ended		2011 through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenue	$—	$—	$—	$—	$3,000

Operating expenses
Marketing expenses	21,291	1,926	27,309	5,808	50,398
General and administrative	38,615	29,868	112,217	80,324	496,649
Research and development			—	—	12,336
Total operating expenses	59,906	31,794	139,526	86,132	559,383
(Loss) from operations	(59,906)	(31,794)	(139,526)	(86,132)	(556,383)
Other income/(loss):
Loss on abandonment			—	—	(42,843)
(Loss) after other expenses	(59,906)	(31,794)	(139,526)	(86,132)	(599,226)
Provision/(credit) for taxes on income	—	—	—	—	—
Net Income/(loss)	$(59,906)	$(31,794)	$(139,526)	$(86,132)	$(599,226)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	107,333,734	106,948,367	107,333,734	106,948,367

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Unaudited

			Cumulative,
			Inception,
			March 24,
	Six months ended		2010 through
	June 30,	June 30,	June 30,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(139,526)	$(86,132)	$(599,226)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services	20,625		20,625
Depreciation	2,709	12,340	13,707
Change in current assets and liabilities:
Accounts payable	4,100		4,100
Inventory	(24,728)	(1,517)	(35,942)
Loss on abandonment
Net cash flows from operating activities	(136,820)	(75,309)	(596,736)

Cash flows from investing activities:
Purchase of fixed assets	(22,005)		(66,137)
Recapitalization investment			10,639
Held for investment property	—		(351,715)
Net cash flows from investing activities	(22,005)	—	(407,213)

Cash flows from financing activities:
Checks in excess of deposits	1,655		1,655
Proceeds from sale of common stock	78,332	59,830	169,567
Related party transaction	64,611	13,700	833,965
Net cash flows from financing activities	144,598	73,530	1,005,187

Net cash flows	(14,227)	(1,779)	1,238

Cash and equivalents, beginning of period	15,465	5,308	—
Cash and equivalents, end of period	$1,238	$3,529	$1,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2014

Note 1 - Summary of Significant Accounting Policies:

Daedalus Ventures, Inc. (the “Company”) was originally organized in the State of Delaware as on March 24, 2011.

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

Development Stage Company

The Company is considered to be in the development stage as defined in FASB-ASC 260-10S, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 and for the period March 24, 2011 (inception) through June 30, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of and for the period ending June 30, 2014 and December 31, 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and December 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

UNAUDITED

June 30, 2014

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

Recently Issued Accounting Pronouncements:

For the year ending June 30, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $599,226. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

UNAUDITED

June 30, 2014

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2014	2013

Furniture & Equipment	$7,034	$0
Building/Leasehold Improvements	14,971	0
Transportation Equipment	44,132	44,132

Subtotal	66,137	44,132
Less: Accumulated Depreciation	13,708	10,998
Property and equipment, net	$52,429	$33,134

The Company recorded depreciation expense of $2,709 and $12,340 for the period ending June 30, 2014 and 2013, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for investment. The balance of this held for investment property at June 30, 2014 and December 31, 2013 was $351,715.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2013 and 2012 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $833,965 as of June 30, 2014 and $769,354 as of December 31, 2013. Of this amount, $533,965 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

Note 5 - Common Stock:

Since inception, the Company has issued 107,710,251 shares of stock for $169,567.

During the year ended December 31, 2012, the Company issued for cash 158,500 shares of stock for $18,750

During the year ended December 31, 2013, the Company issued for cash 205,868 shares of stock for $30,800. Additionally, the Company received $43,887 cash for 277,366 unissued shares of common stock. These shares were issued in the first quarter 2014.

During the period ending March 31, 2014, the Company issued for cash 505,533 shares of stock for $75,830.

During the three month period ending June 30, 2014, the Company issued 2,000 shares for $300 cash. Additionally, the Company issued 6,667 shares for cash received in a prior period and recorded as stock subscription of $1,000.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2014

The Company as part of a marketing campaign issued 165,000 shares of common stock to key individuals. The Company recognized an expense of $20,625 as advertising and marketing.

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

Note 7 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between June 30, 2014 and August 14, 2014 (the date the financials were available to be issued) and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2013 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 15, 2014.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our business offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We have a website located at www.kababayanko.com; however, the information contained on our website does not form a part of this Form 10-Q.

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on March 18, 2014, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans in the principal amount of $833,965 from our sole director and officer. Of this amount, $533,965 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered the Form S-1, as amended, and as declared effective by the SEC on March 18, 2014, is as follows, assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company in the Form S-1:

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

We recorded no revenues for the three months June 30, 2014 and 2013. From the period of March 24, 2011 (inception) to June 30, 2014, we recorded $3,000 in revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended June 30, 2014 we incurred total operating expenses and losses of $59,906, consisting of $38,615 of general and administrative expenses and $21,291 of marketing expenses. By contrast, for the three months ended June 30, 2013, we incurred total operating expenses and losses of $31,794, consisting of general and administrative expenses of $29,868 and marketing expenses of $1,926.

For the six months ended June 30, 2013 we incurred total operating expenses and losses of $139,526, consisting of $112,217 of general and administrative expenses and $27,309 of marketing expenses. By contrast, for the six months ended June 30, 2013, we incurred total operating expenses and losses of $86,132, consisting of general and administrative expenses of $80,324 and marketing expenses of $5,808.

From the period of March 24, 2011 (inception) to June 30, 2014, we incurred operating expenses of $559,383, and a net loss of $599,226.

Liquidity and Capital Resources

At June 30, 2014, we had a cash balance of $1,238.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 19, 2014	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

