Form 10-Q
period 2014-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-01-06
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 4, 2015, there were 108,531,251 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013.	1

		Statements of Operations (Unaudited) for the three and nine months and ended September 30, 2014 and 2013, and for the cumulative period from inception (March 24, 2011) through September 30, 2014.	2

		Statements of Cash Flows (Unaudited) for the nine months and ended September 30, 2014 and 2013, and for the cumulative period from inception (March 24, 2011) through September 30, 2014.	3

		Notes to Financial Statements (Unaudited).	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	13

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			14

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Table of Contents

Unaudited

Balance Sheets:
September 30, 2014 and December 31, 2013	1

Statements of Operations:
For the three and nine months ended September 30, 2014 and 2013	2

Statements of Cash Flows:
For the nine months ended September 30, 2014 and 2013	3

Notes to Financial Statements:
September 30, 2014	4

1

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

	Unaudited	Audited
	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,678	$15,465
Inventory	39,036	11,214
Total current assets	40,714	26,679

Property and equipment, net	59,548	33,134

Other assets:
Held for sale property	351,715	351,715

Total other assets	351,715	351,715

Total assets	$451,977	$411,528

LIABILITIES
Current liabilities:
Advances from related party	$877,148	$769,354

Total current liabilities	877,148	769,354

Total liabilities	877,148	769,354

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 108,531,251 and 106,754,368 shares issued and outstanding	10,853	10,676
Capital in excess of par value	264,826	49,593
Stock subscription	—	41,605
Deficit accumulated during the development stage	(700,850)	(459,700)
Total stockholders' equity	(425,171)	(357,826)
Total liabilities and stockholders' deficit	$451,977	$411,528

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Cost of revenue	—		—

Gross profit	—	—	—	—

General and Administrative expenses:
Marketing expenses	77,164	5,854	104,474	11,662
Wages	—	—	24,556	—
Rent	479	972	5,659	1,566
Travel	10,407	16,952	19,123	34,772
Professional	5,171	11,067	36,313	38,366
Other general and administrative expenses	8,402	19,001	51,024	53,612
Total operating expenses	101,623	53,846	241,149	139,978
(Loss) from operations	(101,623)	(53,846)	(241,149)	(139,978)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(101,623)	$(53,846)	$(241,149)	$(139,978)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	107,604,996	106,948,367	107,604,996	106,948,367

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(241,149)	$(139,978)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services	95,472
Depreciation	4,166	18,510
Change in current assets and liabilities:
Inventory	(27,822)	(11,214)
Net cash used from operating activities	(169,333)	(132,682)

Cash flows from investing activities:
Purchase of fixed assets	(30,580)

Net cash flows used in investing activities	(30,580)	—

Cash flows from financing activities:
Proceeds from sale of common stock	78,332	73,200
Related party transaction	107,794	59,830
Net cash flows provided from financing activities	186,126	133,030
Net cash flows	(13,787)	348

Cash and equivalents, beginning of period	15,465	5,308
Cash and equivalents, end of period	$1,678	$5,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

Note 1 - Summary of Significant Accounting Policies:

Daedalus Ventures, Inc. (the “Company”) was originally organized in the State of Delaware on March 24, 2011.

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

The Company is focused on building and operating a social networking software application and other internet driven applications. The Company builds Social Network Marketing tools that enable buyers, sellers, users to connect, share, discover and communicate with each other. The software application also allows its users to post reviews and share shopping and fashion tips and opinions or to integrate their 3rd party websites or shopping store sites. It also offers products that enable companies, advertisers and marketers to engage with its users using a Social Network Marketing campaign and Social Medial Marketing campaign platform to boost the sales and membership for every affiliates who wants to participate.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s market penetration before another company develops a similar product.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has adopted the new provision of FASB ASC 915-275 and is not reporting inception to date activities as previously required.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of and for the period ending September 30, 2014 and December 31, 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and December 31, 2013. The Company did not engage in any transaction involving derivative instruments.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of weight loss products, energy and performance solutions products and healthy aging solution products.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Office and general equipment are depreciated over useful lives of 10 years and leasehold improvements are depreciated over a useful life of 20 years. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

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

Recently Issued Accounting Pronouncements:

For the period ending September 30, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2014, the Company had an accumulated deficit of $700,850. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2014	2013

Furniture & Equipment	$7,034	$0
Building/Leasehold Improvements	23,546	0
Transportation Equipment	44,132	44,132

Subtotal	74,712	44,132
Less: Accumulated Depreciation	15,164	10,998
Property and equipment, net	$59,548	$33,134

The Company recorded depreciation expense of $4,166 and $18,510 for the period ending September 30, 2014 and 2013, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for sale property at September 30, 2014 and December 31, 2013 was $351,715.

Note 4 – Real Estate Held for Sale

The Company owns real estate in the State of California. This asset was purchased for daily operations. The Company has since moved its basic operations to the Philippines. In 2013, a change in use on the building, improvements and the land was determined and these assets were converted to held for sale assets (see Note 3). The balance of these assets at September 30, 2014 and December 31, 2013 was $351,715.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2014 and December 31, 2013 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $877,148 as of September 30, 2014 and $769,354 as of December 31, 2013. Of this amount, $577,148 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

Note 6 - Common Stock:

Since inception, the Company has issued 108,531,251shares of stock for $169,567 cash.

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

During the three month period ending June 30, 2014, the Company issued 2,000 shares for $300 cash. Additionally, the Company issued 6,667 shares for cash received in a prior period and recorded as stock subscription of $1,000. These shares were issued in the quarter ending September 30, 2014.

The Company issued 165,000 shares of common stock to key individuals in exchange for services rendered to the Company. The Company recognized an expense of $20,625 as advertising and marketing.

On July 25, 2014, The Company issued 680,000 shares of common stock to key individuals in exchange for services rendered to the Company. The Company recognized an expense of $61,200 as advertising and marketing.

On August 27, 2014, The Company issued 141,000 shares of common stock to key individuals in exchange for services rendered to the Company. The Company recognized an expense of $13,649 as advertising and marketing.

Note 7 - Income Taxes:

The provision (benefit) for income taxes for the years ended December 31, 2013and 2012were as follows:

	Year Ended December 31,
	2013	2012
Current Tax Provision:
Federal-
Net profit/(loss)	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$72,079	$27,698
Change in valuation allowance	(72,079)	(27,698)

Total deferred tax provision	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

The Company had deferred income tax assets as of December 31, 2013 and 2012were as follows:

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

Note 8 – Subsequent Events

In October 2014, the Company started operations in the Philippines The Company’s base office will still operate out of the United States, while all operations will move and operate out of the Philippines.

On November 18, 2014, the Company entered into an employment agreement with its Chief Executive Office and majority shareholder for a (5) five year employment agreement. The employment agreement calls for an annual salary of $300,000 plus a monthly bonus of 2% of all sales paid on a monthly basis. The agreement also includes a 10% increase every December 1st. This contract renews on an annual basis following the (5) year term and can be canceled by the Company or the employee.

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

Our activities have been financed primarily from cash loans in the principal amount of $877,148 from our sole director and officer. Of this amount, $577,148 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

We recorded no revenues for the three or nine months ending September 30, 2014 and 2013. From the period of March 24, 2011 (inception) to September 30, 2014, we recorded $3,000 in revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended September 30, 2014 we incurred total operating expenses and losses of $101,623, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $77,164 of marketing expenses, rent of $479, travel expenses of $10,407, professional fees of $5,171, and other general and administrative expenses of $8,402. By contrast, for the three months ended September 30, 2013, we incurred total operating expenses and losses of $53,846, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $5,854 of marketing expenses, rent of $972, travel expenses of $16,954, professional fees of $11,067, and other general and administrative expenses of $19,001.

For the three months ended September 30, 2014 we incurred total operating expenses and losses of $241,149, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $104,474 of marketing expenses, wages of $24,556, rent of $5,659, travel expenses of $19,123, professional fees of $36,313, and other general and administrative expenses of $51,024. By contrast, for the nine months ended September 30, 2013, we incurred total operating expenses and losses of $139,978, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $11,662 of marketing expenses, rent of $1,566, travel expenses of $34,772, professional fees of $38,366, and other general and administrative expenses of $53,612.

From the period of March 24, 2011 (inception) to September 30, 2014, we incurred operating expenses of $700,850, and a net loss of $700,850.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $1,678.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: January 6, 2015	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

