Form 10-K
period 2014-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-04-15
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No  ☒

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $20,100. At April 2, 2015, there were 112,868,051 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

On March 28, 2011, William Tay, then our sole officer, director and stockholder, entered into a Stock Purchase Agreement with Daedalus Ventures, Inc., a Delaware corporation, which was a private company which would in the future merge with us. Under the Stock Purchase Agreement, Mr. Tay offered and sold 31,390,000 (then all the issued and outstanding) shares of common stock of the Company to the Alpha Network Alliance Ventures Inc., which was then controlled by Eleazar Rivera, our current sole officer and director, and majority stockholder, and Neil Edwards, the a holder of approximately 29.9% of our shares of common stock.

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

We are a development stage company, had revenues of $48,385 at December 31, 2014. The revenues are cost of goods sold and are receivables. We currently have total assets of $491,924.

Since March 2011 we have been, and presently are, engaged in the development of a social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide overseas workers from the Philippines with a platform to share their overseas working and living experiences, and interact with a community of Filipino overseas workers from around the world. The address of our principal executive office is 11801 Pierce St., 2nd Floor, Riverside, California 92505. Our telephone number is (888) 770-5084. We have a website located at www.kababayanko.com

Eleazar Rivera has served as our President, Secretary, Treasurer and a Director from March 29, 2011, until the current date. Our board of directors is comprised of one person: Eleazar Rivera

We are authorized to issue 8,000,000,000 shares of common stock, par value $.0001 per share, and 2,000,000,000 shares of “blank check” preferred stock, par value $.0001 per share.

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

We plan to generate revenues through the sale of our premium package services, which allows members of other popular social networking sites such as Facebook, Twitter and LinkedIn, to join our website with their current username without the need to register as new members on our website, at a cost of $12.50 to $125.00 per year and (ii) advertising space on our website.

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

REVENUE MODEL

PREMIUM PACKAGE SERVICES

Visitors to our website are able review posts and search general sections of the website for free. However, members are charged $12.50 to $125.00 per year if they would like to use our premium package services, which includes advertising, selling goods and services on our market place, VOIP calling and, in approximately August 2012, karaoke features. The extra features available to subscribers of our premium package services will include the ability to start a personal blog on our website, for example.

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

Management believes we can offset any such competitive disadvantages by being a price leader in the marketplace, first by offering free access to our website, and thereafter by offering more competitively priced premium package services. Initially, general subscriptions to our site are free and premium package subscriptions are approximately $12.50 to $125.00 per year. We will also seek to differentiate ourselves by providing our subscribers with more attractive social network features, such as tools for subscribers to easily communicate with each other.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our website will be available to the general public over the Internet. Initially, general subscriptions will be free, and premium package subscriptions will be $12.50 to $125.00 per year. As our subscription fees will be priced for mass market consumption, we do not anticipate dependence on one or a few major customers for the foreseeable future.

EMPLOYEES

Eleazar Rivera, our President and sole director, is our only employee.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2014	$0.33	$0.08
Three Months Ended September 30, 2014	$0.15	$0.07
Three Months Ended June 30, 2014	$0.45	$0.05
Three Months Ended March 31, 2014	$0.64	$0.25
Three Months Ended December 31, 2013	$0.50	$0.10
Three Months Ended September 30, 2013	$0.20	$0.10
Three Months Ended June 30, 2013	$0.45	$0.20
Three Months Ended March 31, 2013	$0.20	$0.20

HOLDERS

As of December 31, 2014 the Company had 112,868,051 shares of common stock issued and outstanding held by approximately 228 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC (“Globex Transfer”), whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725. Globex Tranfer’s telephone number is (813) 344-4490.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended December 31, 2014, generated revenues of $48,385. The revenues are cost of goods sold and are receivables. For the year ended December 31, 2013, we did not generate any revenues. We have generated a total of $51,385 of revenues since March 24, 2011(inception). $3,000 of our revenues were generated in 2011 and derived from consulting services provided to an entity 60% controlled by the brother-in-law of Eleazar Rivera, our sole officer and director.

For the year ended December 31, 2014, we incurred expenses of $860,546, consisting of marketing expenses of $6,813, stock based compensation of $633,198, wages of $49,556, rent of $6,069, travel of 44,980, professional fees of $48,763, office supplies of $2,363, computer and internet costs of $16,364, property tax expense of $19,631 and other general and administrative expense of $32,829. For the year ended December 31, 2013, we incurred expenses of $169,153, consisting of marketing expenses of $3,342, product development of $15,911, rent of $2,989, travel of 48,132, professional fees of $32,279, office supplies of $8,084, computer and internet costs of $21,943, and other general and administrative expenses of $36,473.

We incurred net losses of $834,590 and $169,153 for the years ended December 31, 2014 and 2013, respectively. Our net loss since inception (March 24, 2011) through December 31, 2014 is $1,294,290. The following table provides selected financial data about our company for the years ended December 31, 2014 and 2013.

Balance Sheet Data	December 31, 2014	December 31, 2013
Cash and Cash Equivalents	$4,732	$15,465
Total Assets	$491,925	$411,528
Total Liabilities	$972,810	$769,354
Shareholders’ Equity (Deficit)	$(480,886)	$(357,826)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures, which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2014 was $4,732 with $972,810 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $3,750,000, in order to complete our 12-month plan of operation, more fully described in our Registration Statement of Securities and Exchange Commission (“SEC”) Form S-1, as amended (File No. 333-182596; the Form S-1), declared effective by the SEC on March 18, 2014. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered the Form S-1, declared effective by the SEC on March 18, 2014, is as follows, assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company in the Form S-1:

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

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

We have audited the accompanying consolidated balance sheets of Alpha Network Alliance Ventures Inc.(the “Company”) as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 15, 2015

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Audited

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$4,732	$15,465
Accounts receivable	48,385
Inventory	29,117	11,214
Total current assets	82,234	26,679

Property and equipment, net	57,975	33,134

Other assets:
Held for investment property	351,715	351,715

Total other assets	351,715	351,715

Total assets	$491,924	$411,528

LIABILITIES
Current liabilities:
Accrued taxes payable	$19,631	$—
Related Party:
Advances from related party	928,179	769,354
Accrued compensation	25,000
Total current liabilities	972,810	769,354

Total liabilities	972,810	769,354

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 112,868,051 and 106,754,368 shares issued and outstanding	11,287	10,676
Capital in excess of par value	802,117	49,593
Stock subscription	—	41,605
Deficit accumulated during the development stage	(1,294,290)	(459,700)
Total stockholders' deficit	(480,886)	(357,826)
Total liabilities and stockholders' deficit	$491,924	$411,528

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Audited

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Revenue	$48,385	$—

Cost of revenue	22,429

Gross profit	25,956	—

General and Administrative expenses:
Marketing expenses	6,813	3,342
Stock based compensation	633,198
Wages	49,556	—
Product development	—	15,911
Rent	6,049	2,989
Travel	44,980	48,132
Professional	48,763	32,279
Office supplies	2,363	8,084
Computer and internet	16,364	21,943
Property tax expense	19,631	—
Other general and administrative expenses	32,829	36,473
Total operating expenses	860,546	169,153
(Loss) from operations	(834,590)	(169,153)
Other income/(expenses)
Abandonment off assets		(42,843)
Total other income/(expenses)	—	(42,843)
Loss before income taxes	(834,590)	(211,996)
Provision/(credit) for taxes on income	—	—
Net loss	$(834,590)	$(211,996)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	108,291,416	106,651,434

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(834,590)	$(211,966)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services	633,198	—
Depreciation	5,738	4,582
Change in current assets and liabilities:
Accounts receivable	(48,385)	—
Inventory	(17,903)	(11,214)
Accrued taxes payable	19,632	—
Net cash used from operating activities	(242,310)	(218,628)

Cash flows from investing activities:
Purchase of fixed assets	(30,580)	372,775
Held for investment property	—	(351,715)
Net cash flows used in investing activities	(30,580)	21,060

Cash flows from financing activities:
Proceeds from sale of common stock	78,332	72,485
Related party transaction	183,825	135,240
Net cash flows provided from financing activities	262,157	207,725

Net cash flows	(10,733)	10,157

Cash and equivalents, beginning of period	15,465	5,308
Cash and equivalents, end of period	$4,732	$15,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,966)	(211,966)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		—

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051.00	$11,287	$802,117	$—	$(1,294,290)	$(480,886)

ALPHA NETWORK ALLIANCE VENTRUES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUDITED
December 31, 2014

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

Since the company market is mostly Overseas Contract Workers (OCW) and majority came from the Philippines, company decided that its appropriate to sell our KababayanKo.com Premium Packages membership with products included to be more attractive and lucrative to every affiliates who buy and upgraded to Premium Packages Membership, and as a result of the promotion they can also purchase the products inside Kababayanko.com Market Place if they want it more.

During 2014, The Company also moved its primary operations to the Philippines.  The purpose of this move was to better centrally locate to its primary market.  Additionally, the Company plans to recognized lower costs and better distribution.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s market penetration before another company develops a similar product.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” The Company has adopted the new provision of FASB ASC 915-275 and is not reporting inception to date activities as previously required.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2014 and 2013..

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013. The Company did not engage in any transaction involving derivative instruments.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of weight loss products, energy and performance solutions products and healthy aging solution products .

ALPHA NETWORK ALLIANCE VENTRUES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUDITED
December 31, 2014

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

Net income per share of common stock

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2014 and 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2014, the Company had an accumulated deficit of $1,294,290. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUDITED
December 31, 2014

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2014	2013

Furniture & Equipment	$7,034	$0
Building/Leasehold Improvements	23,545	0
Transportation Equipment	44,132	44,132

Subtotal	74,711	44,132
Less: Accumulated Depreciation	16,736	10,998
Property and equipment, net	$57,975	$33,134

The Company recorded depreciation expense of $5,738 and $4,413  for the year ended December 31, 2014 and 2013, respectively.

In 2013, the Company had a change  in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for investment property at September 30, 2014 and December 31, 2013 was $351,715 .

Note 4 – Real Estate Held for Sale

The Company owns real estate in the State of California. This asset was purchased for daily operations. The Company has since moved its basic operations to the Philippines. In 2013, a change in use on the building, improvements and the land was determined and these assets were converted to held for sale assets (see Note 3). The balance of these assets at December 31, 2014 and 2013 was $351,715.

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2014 and 2013 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $928,179 as of December 31, 2014 and $769,354 as of December 31, 2013. Of this amount, $629,179 is designated as advances from stockholders, while $300,000 is designated as deposit  for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

ALPHA NETWORK ALLIANCE VENTRUES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUDITED
December 31, 2014

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

The Company had the following stock transactions for the year ended December 31, 2014:

The Company issued 277,366 shares of stock for the funds received and recorded as a stock subscription for the period ending December 31, 2013.

The Company issued 514,317 shares of stock for 78,332 cash.

The Company issued 5,322,000 shares of stock to key employees and recorded an advertising and promotion expense of $633,198.

Note 7 - Income Taxes:

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013  were as follows:

	Year Ended December 31,
	2014	2013

Current Tax Provision:
Federal-
Net profit/(loss)	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$283,761	$72,079
Change in valuation allowance	(283,761)	(72,079)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2013 and 2012were as follows:

	December 31,
	2014	2013

Loss carryforwards	$440,059	$156,298
Less - Valuation allowance	(440,059)	(156,298)

Total net deferred tax assets	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUDITED
December 31, 2014

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2014 and 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014 and 2013, the Company had approximately $1,274,659 and $459,700, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

Note 8 – Employment Contract

On November 24, 2014, the Company entered into an employment agreement with its Chief Executive Office and majority shareholder for a (5) five year employment agreement. The employment agreement calls for an annual salary of $300,000 plus a monthly bonus of 2% of all sales paid on a monthly basis. The agreement also includes a 10% increase every December 1st. This contract renews on an annual basis following the (5) year term and can be canceled by the Company or the employee.

As of December 31, 2014, the Company has accrued $25,000 for one month accrual.

Note 9 – Subsequent Events

Management has reviewed events between December 31, 2014 and the date the financials were issued, April 3, 2015, and there were no significant events identified for disclosure.

On March 17, 2015, the Company sold their held for investment asset to their majority shareholder. The company reduced their related party payable by $350,000.

The majority shareholder will shoulder any unpaid property taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2014 are as follows:

Name	Age	Positions and Offices

Eleazar Rivera	42	President, Secretary, Treasurer and Director

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

ELEAZAR RIVERA, AGE 42

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and such member does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal years ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Eleazar Rivera (1)	2014	49,556	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

None of our directors have received monetary compensation since our inception through December 31, 2014. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

We are a party to an Employment Agreement, dated November 23, 2014, with our President and Chief Executive Officer, and sole director, Eleazar Rivera. The Employment Agreement provides for an initial annual base salary, commencing November 23, 2014, of $300,000 for Mr. Rivera. The annual salary will increase by 10% on December 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 10% increase. The Employment Agreement also provides for (i) a bonus of cash compensation equal to 2% of all monthly net revenues of the Company, (ii) the Company to pay for Mr. Rivera’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for Mr. Rivera’s car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Rivera equal to his then current annual base salary rate upon the termination of the Mr. Rivera’s employment by the Company without cause or by Mr. Rivera for good reason or in the event of a change in control. The Employment Agreement also entitles Mr. Rivera to participate in our employee benefit programs and provide for other customary benefits. In addition, the Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to Mr. Rivera as of the date of this Form 10-K). Finally, the Employment Agreement prohibits Mr. Rivera from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2014:

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

The following table lists, as of December 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 112,868,051 shares of our common stock issued and outstanding as of December 31, 2014.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Eleazar Rivera; President, Secretary, Treasurer and Director	105,790,000	93.73%

All executive officers and directors as a group (1 person)		105,790,000	93.73%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $769,354 as of December 31, 2014. Of this amount, $469,354 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews were $3,000 and $5,000, for audit-related services were $1,800 and $3,000 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
10.1	Employment Agreement dated November 23, 2014, by and between Alpha Network Alliance Ventures, Inc. and Eleazar Rivera.
23.1	Consent of Harris & Gillespie CPA’s, PLLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 15, 2015	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
10.1	Employment Agreement dated November 23, 2014, by and between Alpha Network Alliance Ventures, Inc. and Eleazar Rivera.
23.1	Consent of Harris & Gillespie CPA’s, PLLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

