Form 10-Q
period 2015-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-05-20
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2015, there were 112,868,051 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 69% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Audited

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$3,734	$4,732
Accounts receivable	56,385	48,385
Inventory	33,483	29,117
Total current assets	93,602	82,234

Property and equipment, net	56,402	57,975

Other assets:
Held for investment property	—	351,715

Total other assets	—	351,715

Total assets	$150,004	$491,924

LIABILITIES
Current liabilities:
Accrued taxes payable	$19,631	$19,631
Related Party:
Advances from related party	611,004	928,179
Accrued compensation	100,000	25,000
Total current liabilities	730,635	972,810

Total liabilities	730,635	972,810

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 112,868,051 shares issued and outstanding, respectively	11,287	11,287
Capital in excess of par value	802,117	802,117
Deficit accumulated during the development stage	(1,394,035)	(1,294,290)
Total stockholders' deficit	(580,631)	(480,886)
Total liabilities and stockholders' deficit	$150,004	$491,924

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Audited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Revenue	$8,000	$—

Cost of revenue	6,547

Gross profit	1,453	—

General and Administrative expneses:
Marketing expenses	387	6,019
Wages	75,000	21,620
Rent	—	2,958
Travel	3,023	12,927
Professional	5,112	21,008
Office supplies	205	1,121
Computer and internet	4,251	486
Property tax expense	—	12,070
Other general and adminstrative expneses	11,505	12,850
Total operating expenses	99,483	91,059
(Loss) from operations	(98,030)	(91,059)
Other income/(expenses)
Loss on distribution of held for investment property	(1,715)	—
Total other income/(expenses)	(1,715)	—
Loss before income taxes	(99,745)	(91,059)
Provision/(credit) for taxes on income	—	—
Net loss	$(99,745)	$(91,059)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	109,737,615	107,145,476

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Audited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(99,745)	$(91,059)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation	1,573	1,263
Loss on distribution of property	1,715
Change in current assets and liabilities:
Accounts receivable	(8,000)
Inventory	(4,366)	(17,855)
Accounts payable		4,450
Accrued taxes payable		12,070
Net cash used from operating activities	(108,823)	(91,131)

Cash flows from investing activities:
Purchase of fixed assets	—	(7,034)
Net cash flows used in investing activities	—	(7,034)

Cash flows from financing activities:
Proceeds from sale of common stock	—	78,032
Related party transaction	107,825	11,899
Net cash flows provided from financing activities	107,825	89,931
Net cash flows	(998)	(8,234)

Cash and equivalents, beginning of period	4,732	15,465
Cash and equivalents, end of period	$3,734	$7,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—
Disposal of investment property	$350,000	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2015

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

The Company’s market is mostly Overseas Contract Workers (OCW) and majority came from the Philippines, the Company decided that it’s appropriate to sell our KababayanKo.com Premium Packages membership with products included to be more attractive and lucrative to every affiliates who buy and upgraded to Premium Packages Membership, and as a result of the promotion they can also purchase the products inside Kababayanko.com Market Place if they want it more.

During 2014, The Company also moved its primary operations to the Philippines.  The purpose of this move was to better centrally locate to its primary market.  Additionally, the Company plans to recognize lower costs and better distribution.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2015 and for the year ended December 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2015

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements:

For the period ended March 31, 2015 and the year ended December 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2015

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2015, the Company had an accumulated deficit of $1,394,035. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2015	2013

Furniture & Equipment	$7,034	$7,034
Building/Leasehold Improvements	23,545	23,545
Transportation Equipment	44,132	44,132

Subtotal	74,711	74,711
Less: Accumulated Depreciation	18,309	16,736
Property and equipment, net	$56,402	$57,975

The Company recorded depreciation expense of $1,573 and $1,263 for the three month ended March 31, 2015 and 2014, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for investment property at March 31, 2015 and December 31, 2014 was $0 and $351,715, respectively.

Note 4 – Real Estate Held for Sale

The Company owns real estate in the State of California. This asset was purchased for daily operations. The Company has since moved its basic operations to the Philippines. In 2013, a change in use on the building, improvements and the land was determined and these assets were converted to held for sale assets (see Note 3).

On March 17, 2015, The Company transferred the property to its majority shareholder and reduced the shareholder related party note by $350,000.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2015

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of March 31, 2015 and December 31, 2014 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $611,004 as of March 31, 2015 and $928,179 as of December 31, 2014. Of this amount, $311,004 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

On March 17, 2015, the Company reduced the note balance for the distribution of the held for investment property that was transferred out to Mr. Rivera.

Note 6 - Common Stock:

Since inception, the Company has issued 108,531,251 shares of stock for $169,567 cash.

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

In December 2014, the Company issued 5,322,000 shares of stock to key employees and recorded an advertising and promotion expense of $633,198.

Note 7 – Employment Contract

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

The balance of this accrued compensation as of March 31, 2015 was $100,000. The balance at December 31, 2104 was $25,000.

Note 11 – Subsequent Events

Management has reviewed events between March 31, 2015 and the date the financials were issued, May 13, 2015, and there were no significant events identified for disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 15, 2015.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $611,004 from our sole director and officer. Of this amount, $311,004 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

We recorded no revenues for the three ending March 31, 2015 and 2014. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended March 31, 2015 we incurred total operating expenses and losses of $99,483, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $387 of marketing expenses, wages of $75,000, travel expenses of $3,023, professional fees of $5,112, offices supplies of $205, computed and Internet expenses of $4,251, and other general and administrative expenses of $11,505.

By contrast, for the three months ended March 31, 2014, we incurred total operating expenses and losses of $91,059, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $6,019 of marketing expenses, wages of $21,620, rent of $2,958, travel expenses of $12,927, professional fees of $21,008, offices supplies of $1,121, computer and Internet expenses of $486, property tax expense of $12,070 and other general and administrative expenses of $12,850.

Liquidity and Capital Resources

At March 31, 2015, we had a cash balance of $3,734.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 20, 2015	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

