Form 10-Q
period 2015-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-08-19
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2015, there were 112,868,051 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Audited

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS
Current assets:
Cash	$2,847	$4,732
Accounts receivable	87,753	48,385
Inventory	33,502	29,117
Total current assets	124,102	82,234

Property and equipment, net	54,829	57,975

Other assets:
Held for investment property	—	351,715

Total other assets	—	351,715

Total assets	$178,931	$491,924

LIABILITIES
Current liabilities:
Accrued taxes payable	$19,631	$19,631
Related Party:
Advances from related party	628,323	928,179
Accrued compensation	175,000	25,000
Total current liabilities	822,954	972,810

Total liabilities	822,954	972,810

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,112,868,051 shares issued and outstanding, respectively	11,338	11,287
Capital in excess of par value	903,666	802,117
Deficit accumulated during the development stage	(1,559,027)	(1,294,290)
Total stockholders' deficit	(644,023)	(480,886)
Total liabilities and stockholders' deficit	$178,931	$491,924

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Audited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$37,048	$—	$45,048	$—

Cost of revenue	2,471		9,017

Gross profit	34,577	—	36,031	—

General and Administrative expenses:
Marketing expenses	101,600	21,291	101,987	27,309
Wages	80,715	2,936	155,715	24,556
Rent	418	2,221	418	5,179
Travel	1,789	2,082	4,812	15,009
Professional	3,745	10,134	8,857	31,142
Office supplies	161	283	366	1,404
Computer and internet	2,129	90	6,380	576
Property tax expense	—		—	12,070
Other general and administrative expenses	9,013	20,869	20,518	34,351
Total operating expenses	199,570	59,906	299,053	151,596
(Loss) from operations	(164,993)	(59,906)	(263,022)	(151,596)
Other income/(expenses)
Loss on distribution of held for investment property	—	—	(1,715)	—
Total other income/(expenses)	—	—	(1,715)	—
Loss before income taxes	(164,993)	(59,906)	(264,737)	(151,596)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(164,993)	$(59,906)	$(264,737)	$(151,596)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,269,615	109,737,615	111,198,016	107,145,476

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(264,737)	$(151,596)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services	101,600	20,625
Depreciation	3,146	2,709
Loss on distribution of property	1,715
Change in current assets and liabilities:
Accounts receivable	(39,368)
Inventory	(4,385)	(24,728)
Accounts payable		4,100
Accrued taxes payable		12,070
Net cash used from operating activities	(202,029)	(136,820)

Cash flows from investing activities:
Purchase of fixed assets	—	(22,005)
Net cash flows used in investing activities	—	(22,005)

Cash flows from financing activities:
Checks in excess of deposits		1,655
Proceeds from sale of common stock	—	78,332
Related party transaction	200,144	64,611
Net cash flows provided from financing activities	200,144	144,598
Net cash flows	(1,885)	(14,227)

Cash and equivalents, beginning of period	4,732	15,465
Cash and equivalents, end of period	$2,847	$1,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—
Disposal of investment property	$350,000	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2015

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended June 30, 2015 and for the year ended December 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2015

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements:

For the period ended June 30, 2015 and the year ended December 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2015

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2015, the Company had an accumulated deficit of $1,559,027. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2015	2013

Furniture & Equipment	$7,034	$7,034
Building/Leasehold Improvements	23,545	23,545
Transportation Equipment	44,132	44,132

Subtotal	74,711	74,711
Less: Accumulated Depreciation	19,882	16,736
Property and equipment, net	$54,829	$57,975

The Company recorded depreciation expense of $3,146 and $2,709 for the six months ended June 30, 2015 and 2014, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for investment property at June 30, 2015 and December 31, 2014 was $0 and $351,715, respectively.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2015

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2015 and December 31, 2014 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $628,323 as of June 30, 2015 and $928,179 as of December 31, 2014. Of this amount, $328,323 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

In April 2015, the Company issued 508,000 shares of stock to key employees and recorded an advertising and promotion expense of $101,600.

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

The balance of this accrued compensation as of June 30, 2015 was $175,000. The balance at December 31, 2104 was $25,000.

Note 8 – Subsequent Events

Management has reviewed events between June 30, 2015 and the date the financials were issued, August 14, 2015, and there were no significant events identified for disclosure.

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

Going Concern

To date the Company has had little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on March 18, 2014, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of June 30, 2015 and December 31, 2014 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $628,323 as of June 30, 2015 and $928,179 as of December 31, 2014. Of this amount, $328,323 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

We recorded no revenues for the three or six months ending June 30, 2015 and 2014. From the period of March 24, 2011 (inception) to June 30, 2015, we recorded $37,048 in revenues. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended June 30, 2015 we incurred total operating expenses of $199,570, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $101,600 of Marketing expenses, $80,715 of wages, rent of $418, travel expenses of $1,789, professional fees of $3,745, office supplies of $161, computer and Internet expenses of $2,129 and other general and administrative expenses of $9,013. By contrast, for the three months ended June 30, 2014, we incurred total operating expenses of $59,906, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $21,291 of marketing expenses, wages of $2,936, rent of $2,221, travel expenses of $2,082, professional fees of $10,134, office supplies of $283, computer and Internet expenses of $90 and other general and administrative expenses of $20,869.

For the six months ended June 30, 2015 we incurred total operating expenses and losses of $299,053, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $101,987 of marketing expenses, wages of $155,715, rent expense 418, travel expenses of $4,812, professional fees of $8,857, office supplies of $366, computer and Internet expenses of $6,380 and other general and administrative expenses of $20,518. By contrast, for the six months ended June 30, 2014, we incurred total operating expenses and losses of $151,596, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $27,309 of marketing expenses, wages of $24,556, rent expense $5,179, travel expenses of $15,009, professional fees of $31,142, office supplies of $1,404, computer and Internet expenses of $576, property tax expense of $12,070 and other general and administrative expenses of $34,351.

For the three months ended June 30, 2015, we incurred a net loss from operations of $164,993, and for the three months ended June 30, 2014, we incurred a net loss from operations of $59,906. For the six months ended June 30, 2015, we incurred a net loss from operations of $263,022, and for the six months ended June 30, 2014, we incurred a net loss of from operations of $151,596.

Liquidity and Capital Resources

At June 30, 2015, we had a cash balance of $2,847. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 19, 2015	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.