Form 10-K/A
period 2014-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-09-30
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

ALPHA NETWORK ALLIANCE VENTURES INC.

EXPLANATORY NOTE

Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), hereby amends its Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015, to add a subsection titled, “Share-Based Compensation,” to Note 1 and a new note titled, “Note 9 - Shares-Based Compensation,” to the Notes to Financial Statements ended December 31, 2014.

There are no other changes to the original Form 10-K filed on April 15, 2015, other than those outlined in this document. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on April 15, 2015, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

Share-Based Compensation

Pursuant to ASC Topic 718, Compensation - Stock Compensation, the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to employees for past services, which are fully expensed by the grant date.

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

Note 9 – Share-Based Compensation

On June 6, 2014, the company issued 165,000 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.1250 per share and therefore compensation expense was $20,625.

On August 10, 2014, the company issued 680,000 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.09 per share and therefore compensation expense was $61,200.

On August 27, 2014, the company issued 141,000 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.0968 per share and therefore compensation expense was $13,648.80.

On October 24, 2014, the company issued 2,100,500 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.051 per share and therefore compensation expense was $107,126.

On October 25, 2014, the company issued 150,500 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.0904 per share and therefore compensation expense was $13,599.

On December 21, 2014, the company issued 2,085,000 restricted shares to its employees in Philippines. Those shares were fully vested on that date for employee prior services. The value of the award was based on the grant-date stock fair value which was $0.2000 per share and therefore compensation expense was $417,000.

In summary, the company issued 5,322,000 shares to employees for prior services rendered. The related compensation expense was $633,198 for the year ended December 31, 2014.  No shares were issued to employees for prior services rendered for the year ended December 31, 2013.

Note 10 – Subsequent Events

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: September 30, 2015	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
10.1	Employment Agreement dated November 23, 2014, by and between Alpha Network Alliance Ventures, Inc. and Eleazar Rivera.(5)
23.1	Consent of Harris & Gillespie CPA’s, PLLC (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.
(5)	Incorporated by reference to Registrant’s Form 10-K (File No. 000-54126) filed with the Commission on April 15, 2015.

