Form 10-Q
period 2015-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2015-11-23
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2015, there were 113,376,051 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets

	September 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS
Current assets:
Cash	$9,493	$4,732
Accounts receivable	68,800	48,385
Inventory	—	29,117
Total current assets	78,293	82,234

Property and equipment, net	53,929	57,975

Other assets:
Held for investment property	—	351,715

Total other assets	—	351,715

Total assets	$132,222	$491,924

LIABILITIES
Current liabilities:
Accrued taxes payable	$—	$19,631
Related Party:
Advances from related party	656,394	928,179
Accrued compensation	250,000	25,000
Total current liabilities	906,394	972,810

Total liabilities	906,394	972,810

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,376,051 and 112,868,051 shares issued and outstanding, respectively	11,338	11,287
Capital in excess of par value	903,666	802,117
Deficit accumulated during the development stage	(1,689,176)	(1,294,290)
Total stockholders' deficit	(774,172)	(480,886)
Total liabilities and stockholders' deficit	$132,222	$491,924

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$9,726	$—	$52,666	$—

Cost of revenue	8,123		48,171

Gross profit	1,603	—	4,495	—

General and Administrative expenses:
Marketing expenses	—	77,164	101,987	104,474
Wages	82,278	—	237,993	24,556
Rent	129	479	155	5,659
Travel	462	10,407	4,780	19,123
Professional	5,420	5,171	14,277	36,313
Office supplies	166	364	532	1,768
Computer and internet	112	90	202	666
Property tax expense	—		—	12,070
Other general and administrative expenses	10,048	7,948	37,740	36,520
Total operating expenses	98,615	101,623	397,666	241,149
(Loss) from operations	(97,012)	(101,623)	(393,171)	(241,149)
Other income/(expenses)
Loss on distribution of held for investment property	—	—	(1,715)	—
Total other income/(expenses)	—	—	(1,715)	—
Loss before income taxes	(97,012)	(101,623)	(394,886)	(241,149)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(97,012)	$(101,623)	$(394,886)	$(241,149)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	107,604,996	112,692,071	107,604,996

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(394,886)	$(241,149)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services	101,600	95,472
Depreciation	4,046	4,166
Loss on distribution of property	1,715
Change in current assets and liabilities:
Accounts receivable	(20,415)
Inventory	29,117	(27,822)
Accounts payable		—
Accrued taxes payable		—
Net cash used from operating activities	(278,823)	(169,333)

Cash flows from investing activities:
Purchase of fixed assets	—	(30,580)
Net cash flows used in investing activities	—	(30,580)

Cash flows from financing activities:
Proceeds from sale of common stock	—	78,332
Related party transaction	283,584	107,794
Net cash flows provided from financing activities	283,584	186,126
Net cash flows	4,761	(13,787)

Cash and equivalents, beginning of period	4,732	15,465
Cash and equivalents, end of period	$9,493	$1,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—
Disposal of investment property	$350,000	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended September 30, 2015 and for the year ended December 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements:

For the period ended September 30, 2015 and the year ended December 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2015, the Company had an accumulated deficit of $1,689,176. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s various balance sheet and income statement accounts which includes: accounts receivable, inventory, accrued taxes, related party advances, retained deficit, revenue, cost of sales, net loss and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

	March 31, 2015		June 30, 2015
	Originally		Originally
	Reported	Restated	Reported	Restated
Accounts receivable			87,753	85,646

Inventory			33,502	2,471

Accrued tax	19,631	—	19,631	—

Advances from related party	611,004	630,635	628,323	648,014

Retained deficit			(1,559,027)	(1,592,165)

Revenue			45,048	42,940

Cost of sales			9,017	40,048

Net loss			(264,737)	(297,875)

Earnings per share			(0.00)	(0.00)

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015

Note 4 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2015	2014

Furniture & Equipment	$7,034	$7,034
Building/Leasehold Improvements	23,545	23,545
Transportation Equipment	44,132	44,132

Subtotal	74,711	74,711
Less: Accumulated Depreciation	20,782	16,736
Property and equipment, net	$53,929	$57,975

The Company recorded depreciation expense of $4,046 and $4,166 for the nine months ended September 30, 2015 and 2014, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for investment property at September 30, 2015 and December 31, 2014 was $0 and $351,715, respectively.

Note 5 – Real Estate Held for Sale

The Company owns real estate in the State of California. This asset was purchased for daily operations. The Company has since moved its basic operations to the Philippines. In 2013, a change in use on the building, improvements and the land was determined and these assets were converted to held for sale assets (see Note 3).

On March 17, 2015, The Company transferred the property and it accrued property taxes of $19,631 to its majority shareholder and reduced the shareholder related party note by $330,369.

Note 6 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2015 and December 31, 2014 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $656,394 as of September 30, 2015 and $928,179 as of December 31, 2014. Of this amount, $356,394 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

On March 17, 2015, the Company reduced the note balance for the distribution of the held for investment property and accrued property taxes that were transferred out to Mr. Rivera.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015

Note 7 - Common Stock:

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

The balance of this accrued compensation as of September 30, 2015 was $250,000. The balance at December 31, 2104 was $25,000.

Note 9 – Subsequent Events

Alpha’s management has evaluated events occurring between September 30, 2015 and November 20, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at November 20, 2015, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of September 30, 2015 and December 31, 2014 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $656,394 as of September 30, 2015 and $928,179 as of December 31, 2014. Of this amount, $356,394 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

We recorded no revenues for the three or nine months ending September 30, 2015 and 2014. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended September 30, 2015 we incurred total operating expenses of $98,615, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $82,278 of wages, rent of $129, travel expenses of $462, professional fees of $5,420, office supplies of $166, computer and Internet expenses of $112, and other general and administrative expenses of $10,048. By contrast, for the three months ended September 30, 2014, we incurred total operating expenses of $101,623, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $77,164 of marketing expenses, rent of $479, travel expenses of $10,407, professional fees of $5,171, office supplies of $364, computer and Internet expenses of $90 and other general and administrative expenses of $7,948. The increase was attributable primarily to a reduction of $77,164 in marketing expenses, and increase of $82,278 in wages and a reduction of $2,100 in other general and administrative operating expenses.

For the nine months ended September 30, 2015 we incurred total operating expenses and losses of $397,666, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $101,987 of marketing expenses, wages of $237,993, rent of $155, travel expenses of $4,780, professional fees of $14,277, office supplies of $532, computer and Internet expenses of $202 and other general and administrative expenses of $37,740. By contrast, for the nine months ended September 30, 2014, we incurred total operating expenses and losses of $241,149, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $104,474 of marketing expenses, wages of $237,993, rent of $155, travel expenses of $4,780, professional fees of $14,277, office supplies of $532, computer and Internet expenses of $202, property tax expense of $12,070 and other general and administrative expenses of $36,520. The increase was attributable primarily to an increase of $213,437 in wages, a decrease of $5,504 in rent, a decrease of $22,036 in professional fees, and a decrease of $12,070 in property tax expense.

For the three months ended September 30, 2015, we incurred a net loss from operations of $97,012, and for the three months ended September 30, 2014, we incurred a net loss from operations of $101,623. For the nine months ended September 30, 2015, we incurred a net loss from operations of $393,171, and for the nine months ended September 30, 2014, we incurred a net loss of from operations of $241,149.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $9,493, total current liabilities of $906,394 and working capital deficit and stockholders’ deficit of $774,172. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: September 23, 2015	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.