Form 10-Q
period 2016-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2016-05-23
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2016, there were 113,376,051 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$4,942	$4,507
Accounts receivable	16,887	34,917
Inventory		3,765
Total current assets	21,829	43,189

Property and equipment, net	21,100	22,673

Total assets	$42,929	$65,862

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$647,182	$647,240
Accrued compensation	400,000	325,000
Total current liabilities	1,047,182	972,240

Total liabilities	1,047,182	972,240

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,376,051 and 112,868,051 shares issued and outstanding, respectively	11,338	11,338
Capital in excess of par value	903,667	903,667
Deficit accumulated during the development stage	(1,919,258)	(1,821,383)
Total stockholders' deficit	(1,004,253)	(906,378)
Total liabilities and stockholders' deficit	$42,929	$65,862

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months ended	Year ended
	March 31,	December 31,
	2015	2015

Revenue	$14,514	$56,924

Cost of revenue	11,622	47,987

Gross profit	2,892	8,937

General and Administrative expneses:
Marketing expenses	244	586
Stock based compensation	—	101,600
Wages	76,500	315,900
Rent	392	672
Travel	3,340	23,522
Professional	800	34,836
Office supplies	64	1,667
Computer and internet	202	11,119
Other general and adminstrative expneses	19,225	14,870
Total operating expenses	100,767	504,772
(Loss) from operations	(97,875)	(495,835)
Other income/(expenses)
Abandonment off assets	—	(31,258)
Total other income/(expenses)	—	(31,258)
Loss before income taxes	(97,875)	(527,093)
Provision/(credit) for taxes on income	—	—
Net loss	$(97,875)	$(527,093)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Year ended	Year ended
	March 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(97,875)	$(527,093)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Shares issued for services		101,601
Depreciation	1,573	4,044
Change in current assets and liabilities:
Accounts receivable	18,030	13,468
Inventory	3,765	25,352
Net cash used from operating activities	(74,507)	(382,628)

Cash flows from investing activities:
Cash proceeds from abandonement of fixed assets		351,715
Cash proceeds from abandonement of fixed assets		31,258
Net cash flows provided in investing activities	—	382,973

Cash flows from financing activities:
Related party transaction	74,942	(570)
Net cash flows provided (used) from financing activities	74,942	(570)

Net Increse (decrease) in cash flows	435	(225)

Cash and equivalents, beginning of period	4,507	4,732
Cash and equivalents, end of period	$4,942	$4,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

Note 1 - Summary of Significant Accounting Policies:

The Company was originally organized in the State of Delaware on March 24, 2011 as Daedalus Ventures, Inc.

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

The Company is focused on building and operating a social networking software application and other internet driven applications. The Company builds Social Network Marketing tools that enable buyers, sellers, users to connect, share, discover and communicate with each other. The software application also allows its users to post reviews and share shopping and fashion tips and opinions or to integrate their 3rd party websites or shopping store sites. It also offers products that enable companies, advertisers and marketers to engage with its users using a Social Network Marketing campaign and Social Medial Marketing campaign platform to boost the sales and membership for every affiliate who wants to participate.

The Company’s market is mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The Company decided that it’s appropriate to sell our KababayanKo.com Premium Packages membership with products included to be more attractive and lucrative to every affiliate who buys and upgrades to Premium Packages Membership, and as a result of the promotion they can also purchase the products inside Kababayanko.com Market Place if they want it more.

During 2014, The Company also moved its primary operations to the Philippines. The purpose of this move was to better centrally locate to its primary market. Additionally, the Company plans to recognize lower costs and better distribution.

Recognizing the efficiency and cost effectivity of its operations in the Philippines, the company appointed an independent distributor that will primarily handle the distribution of its product in the Philippines. As a result of this, during 2015, the company has moved its primary operations back in the California, United States.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2016 and for the year ended December 31, 2015.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016 and December 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

March 31, 2016

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

Recently Issued Accounting Pronouncements:

For the three months March 31, 2016 and for the year ended December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $1,919,257. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2016	2015

Furniture & Equipment	$—	$—
Building/Leasehold Improvements	—	—
Transportation Equipment	44,132	44,132

Subtotal	44,132	44,132
Less: Accumulated Depreciation	23,032	21,459
Property and equipment, net	$21,100	$22,673

The Company recorded depreciation expense of $1,573 and $4,044 for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

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

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of March 31, 2016 and December 31, 2015 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $647,182 as of March 31, 2016 and $647,982 as of December 31, 2015. Of this amount, $347,982 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

For the year 2015, the company issued 508,000 shares of stock to the company’s marketing and promotional consultants as equity-based compensation.

Note 7 – Employment Contract

On November 24, 2014, the Company entered into an employment agreement with its Chief Executive Officer and majority shareholder for a (5) five year employment agreement. The employment agreement calls for an annual salary of $300,000 plus a monthly bonus of 2% of all sales paid on a monthly basis. The agreement also includes a 10% increase every December 1st. This contract renews on an annual basis following the (5) year term and can be canceled by the Company or the employee.

The balance of this accrued compensation as of March 31, 2016 and December 31, 2015 was $400,000 and $325,000 respectively.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

Note 8 – Equity-Based Compensation

The company is authorized under the Company’s Five-Year Promotional Consulting Incentive Program to grant restricted stock units (RSU’s) to a number of Consultants covering its target markets in Asia.

For the year 2014, the company granted 5,322,800 and 508,000 common shares in 2015.

Equity based-compensation recognized for the year ended December 31, 2015 was $101,600.

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2016 and May 19, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 19, 2016, including the estimates inherent in the processing of the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2015 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on May 23, 2016.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Going Concern

To date the Company has had little operations and little revenues and consequently has incurred recurring losses from operations.  No material revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on March 18, 2014, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of March 31, 2016 and December 31, 2015 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $647,182 as of March 31, 2016 and $647,982 as of December 31, 2015. Of this amount, $347,982 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

PLAN OF OPERATION

Our plan of operation for the following 12 months is as follows, provided that we raise sufficient funds to commence such plan:

Amount	($)937,500	($)1,875,000	($)2,812,500	($)3,750,000

Product Development
OCW (Overseas Contract Workers) Social Networking Site	75,000	150,000	225,000	300,000
Global Karaoke Social Networking Sites	75,000	150,000	225,000	300,000
EBID services	50,000	100,000	150,000	200,000
PC/MAC and Mobile VOIP Provider (All Mobiles Systems)	100,000	200,000	300,000	400,000
Global Social Market Place Platform	25,000	50,000	75,000	100,000
Healthy Aging Social Channel	75,000	150,000	225,000	300,000
Web/graphic design	60,000	120,000	180,000	240,000
Equipment/servers	35,000	70,000	105,000	140,000
VoIP connectivity fees	25,000	50,000	75,000	100,000
Sales/marketing Assistant	75,000	150,000	225,000	300,000
Marketing & Company collateral	125,000	250,000	375,000	500,000
Media Advertising	50,000	100,000	150,000	200,000
Office Lease	20,000	40,000	60,000	80,000
Office Equipment	15,000	30,000	45,000	60,000
Offices Expenses	42,500	85,000	127,500	170,000
Telephone	7,500	15,000	22,500	30,000
Miscellaneous/contingency	37,500	75,000	112,500	150,000
Legal and Accounting	37,500	75,000	112,500	150,000
Transfer Agent	1,500	2,000	2,500	3,000
Contingency	6,000	13,000	20,000	27,000
TOTALS	$937,500	$1,875,000	$2,812,500	$3,750,000

We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

Three Months Ended March 31, 2016 and 2015

We recorded revenues of $14,415 for the three or nine months ending March 31, 2016, and $56,924 for the three months ended March 31, 2014.

For the three months ended March 31, 2016 we incurred total operating expenses of $100,767 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $244 of marketing expenses, wages of $76,500, rent of $392, travel expenses of $3,340, professional fees of $800, office supplies of $64, computer and Internet expenses of $202 and other general and administrative expenses of $19,255. By contrast, for the three months ended March 31, 2015, we incurred total operating expenses of $504,772, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $586 of marketing expenses, $101,600 of stock-based compensation, wages of $315,900, rent of $672, travel expenses of $23,522, professional fees of $34,836, office supplies of $1,667, computer and Internet expenses of $11,119 and other general and administrative expenses of $14,870.

For the three months ended March 31, 2016, we incurred a net loss from operations of $97,875, and for the three months ended March 31, 2015, we incurred a net loss from operations of $527,093.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $4,942, and our total liabilities were $1,047,82.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 23, 2016	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.