Form 10-K
period 2015-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2016-05-24
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐   No   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

At June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $14,738,886.   At April 27, 2016, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

On March 28, 2011, William Tay, then our sole officer, director and stockholder, entered into a Stock Purchase Agreement with Daedalus Ventures, Inc., a Delaware corporation, which was a private company which would in the future merge with us. Under the Stock Purchase Agreement, Mr. Tay offered and sold 31,390,000 (then all the issued and outstanding) shares of common stock of the Company to the Alpha Network Alliance Ventures Inc., which was then controlled by Eleazar Rivera, our current sole officer and director, and majority stockholder, and Neil Edwards, a holder of approximately 29.9% of our shares of common stock.

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

We are a development stage company, had revenues of $56,924 at December 31, 2015. The revenues are cost of goods sold and are receivables. At December 31, 2015, we have total assets of $65,862.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2015	$0.10	$0.07
Three Months Ended September 30, 2015	$0.15	$0.068
Three Months Ended June 30, 2015	$0.20	$0.06
Three Months Ended March 31, 2015	$0.08	$0.231
Three Months Ended December 31, 2014	$0.33	$0.08
Three Months Ended September 30, 2014	$0.15	$0.07
Three Months Ended June 30, 2014	$0.45	$0.05
Three Months Ended March 31, 2014	$0.64	$0.25

HOLDERS

As of December 31, 2015 the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 70 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended December 31, 2015, we generated revenues of $56,924. The revenues are cost of goods sold and are receivables. For the year ended December 31, 2014, we generated revenues of $48,385. Our revenues were generated in 2015 and 2014, were primarily from the sale of the food supplements on an on-line marketplace.

Our gross profits for the year ended December 31, 2015 were $8,937, as compared to gross profits of $25,956 for the year ended December 31, 2014.

For the year ended December 31, 2015, we incurred total operating expenses of $504,772, consisting of marketing expenses of $586, stock based compensation of $101,600, wages of $315,900, rent of $672, travel of $23,522, professional fees of $34,836, office supplies of $1,667, computer and internet costs of $11,119, and other general and administrative expense of $14,870. For the year ended December 31, 2014, we incurred expenses of $860,546, consisting of marketing expenses of $6,813, stock based compensation of $633,198, wages of $49,556, rent of $6,049, travel of 44,980, professional fees of $48,763, office supplies of $2,363, computer and internet costs of $16,364, property tax expense of $19,631 and other general and administrative expense of $32,829. Accordingly, our total operating expenses for the year ended December 31, 2015, were $355,774 less than for December 31, 2014. While our stock-based compensation decrease by 84% from $633,198 to $101,600, our wages increased by 85%, from $49,556 to $315,900.

We incurred net losses of 527,093 and $834,590 for the years ended December 31, 2015 and 2014, respectively. The following table provides selected financial data about our company for the years ended December 31, 2015 and 2014.

Balance Sheet Data	December 31, 2015	December 31, 2014
Cash and Cash Equivalents	$4,507	$4,732
Total Assets	$65,862	$491,924
Total Liabilities	$972,240	$972,810
Shareholders’ Equity (Deficit)	$(906,378)	$(480,886)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2015 was $4,507 with $972,240 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $3,750,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation over the next 12-month period is as follows:

	Estimated amount needed ($)	Estimated amount needed ($)	Estimated amount needed ($)	Estimated amount needed ($)

Product Development Planned Activity
OCW (Overseas Contract Workers) Social Networking Site	75,000	150,000	225,000	300,000
Global Karaoke Social Networking Sites	75,000	150,000	225,000	300,000
EBID services	50,000	100,000	150,000	200,000
PC/MAC and Mobile VOIP Provider (All Mobiles Systems)	100,000	200,000	300,000	400,000
Global Social Market Place Platform	25,000	50,000	75,000	100,000
Healthy Aging Social Channel	75,000	150,000	225,000	300,000
Web/graphic design	60,000	120,000	180,000	240,000
Equipment/servers	35,000	70,000	105,000	140,000
VoIP connectivity fees	25,000	50,000	75,000	100,000
Sales/marketing Assistant	75,000	150,000	225,000	300,000
Marketing & Company collateral	125,000	250,000	375,000	500,000
Media Advertising	50,000	100,000	150,000	200,000
Office Lease	20,000	40,000	60,000	80,000
Office Equipment	15,000	30,000	45,000	60,000
Offices Expenses	42,500	85,000	127,500	170,000
Telephone	7,500	15,000	22,500	30,000
Miscellaneous/contingency	37,500	75,000	112,500	150,000
Legal and Accounting	37,500	75,000	112,500	150,000
Transfer Agent	1,500	2,000	2,500	3,000
Contingency	6,000	13,000	20,000	27,000
TOTALS	$937,500	$1,875,000	$2,812,500	$3,750,000

We currently do not have any agreements or arrangements regarding financing our plan of operation, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Table of Contents

Balance Sheets:
December 31, 2015 and December 31, 2014	F-2

Statements of Operations:
For the year ended December 31, 2015 and 2014	F-3

Statements of Cash Flows:
For the year ended December 31, 2015 and 2014	F-4

Notes to Financial Statements:
December 31, 2015 and 2014	F-5

Statement of Shareholders' Deficit	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Alpha Network Alliance Ventures Inc.

We have audited the accompanying consolidated balance sheets of Alpha Network Alliance Ventures Inc.(the “Company”) as of December 31, 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Yu Certified Public Accountant PC

New York, New York

May 20, 2016

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$4,507	$4,732
Accounts receivable	34,917	48,385
Inventory	3,765	29,117
Total current assets	43,189	82,234

Property and equipment, net	22,673	57,975

Other asset:
Held for investment property	—	351,715

Total other assets	—	351,715

Total assets	$65,862	$491,924

LIABILITIES
Current liabilities:
Accrued taxes payable	$—	$19,631
Related Party:
Advances from related party	647,240	928,179
Accrued compensation	325,000	25,000
Total current liabilities	972,240	972,810

Total liabilities	972,240	972,810

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 112,868,051 shares issued and outstanding, respectively	11,341	11,287
Capital in excess of par value	903,664	802,117
Deficit accumulated during the development stage	(1,821,383)	(1,294,290)
Total stockholders' deficit	(906,378)	(480,886)
Total liabilities and stockholders' deficit	$65,862	$491,924

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Audited

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Revenue	$56,924	$48,385

Cost of revenue	47,987	22,429

Gross profit	8,937	25,956

General and Administrative expneses:
Marketing expenses	586	6,813
Stock based compensation	101,600	633,198
Wages	315,900	49,556
Product development	—	—
Rent	672	6,049
Travel	23,522	44,980
Professional	34,836	48,763
Office supplies	1,667	2,363
Computer and internet	11,119	16,364
Property tax expense	—	19,631
Other general and adminstrative expneses	14,870	32,829
Total operating expenses	504,772	860,546
(Loss) from operations	(495,835)	(834,590)
Other income/(expenses)
Abandonment off assets	(31,258)
Total other income/(expenses)	(31,258)	—
Loss before income taxes	(527,093)	(834,590)
Provision/(credit) for taxes on income	—	—
Net loss	$(527,093)	$(834,590)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	112,692,071	108,291,416

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Audited

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(527,093)	$(834,590)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Shares issued for services	101,601	633,198
Depreciation	4,044	5,738
Change in current assets and liabilities:
Accounts receivable	13,468	(48,385)
Inventory	25,352	(17,903)
Accrued taxes payable		19,632
Net cash used from operating activities	(382,628)	(242,310)

Cash flows from investing activities:
Purchase of fixed assets	—	(30,580)
Cash proceeds from disposal of property held for invesment	351,715
Cash proceeds from abandonement of fixed assets	31,258
Net cash flows provided (used) in investing activities	382,973	(30,580)

Cash flows from financing activities:
Proceeds from sale of common stock		78,332
Related party transaction	(570)	183,825
Net cash flows provided (used) from financing activities	(570)	262,157
Net decrease in cash flows	(225)	(10,733)

Cash and equivalents, beginning of period	4,732	15,465
Cash and equivalents, end of period	$4,507	$4,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		—

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$—	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,550			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,667	$—	$(1,821,383)	$(906,378)

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2015

Note 1 – Summary of Significant Accounting Policies:

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended December 31, 2015 and December 31, 2014.

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2015

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2015 and December 31, 2014.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

AUDITED

December 31, 2015

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

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2015 and the year ended December 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 – Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2015, the Company had an accumulated deficit of $ 1,821,383. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2015

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2015	2014

Furniture & Equipment	$—	$7,034
Building/Leasehold Improvements	—	23,545
Transportation Equipment	44,132	44,132

Subtotal	44,132	74,711
Less: Accumulated Depreciation	21,459	16,736
Property and equipment, net	$22,673	$57,975

The Company recorded depreciation expense of $4,044 and $5,738 for the year ended December 31, 2015 and 2014, respectively.

In 2013, the Company had a change in use on the building, improvements and land. The Company changed these assets from fixed in nature to held for sale. The balance of this held for investment property at December 31, 2015 and December 31, 2014 was $0 and $351,715, respectively.

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

Note 5 – Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2015 and December 31, 2014 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $647,240 as of December 31, 2015 and $928,179 as of December 31, 2014. Of this amount, $347,240 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

On March 17, 2015, the Company reduced the note balance for the distribution of the held for investment property and accrued property taxes that were transferred out to Mr. Rivera.

ALPHA NETWORK ALLIANCE VENTURES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2015

Note 6 – Common Stock:

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

The balance of this accrued compensation as of December 31, 2015 was $325,000. The balance at December 31, 2104 was $25,000.

Note 8 – Equity-Based Compensation

The company is authorized under the Company’s Five-Year Promotional Consulting Incentive Program to grant restricted stock units (RSU’s) to a number of Consultants covering its target markets in Asia.

For the year 2014 and 2015, the company issued 5,322,000 and 537,700 shares of stock to the company’s marketing and promotional consultants as equity-based compensation.

Equity based-compensation recognized for the years ended December 31, 2015 and 2014 were $101,601 and $633,198 respectively.

Note 9 – Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2015 and May 18, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 18, 2016, including the estimates inherent in the processing of the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2015 are as follows:

Name	Age	Positions and Offices

Eleazar Rivera	43	President, Secretary, Treasurer and Director

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

ELEAZAR RIVERA, AGE 43

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2015, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Eleazar Rivera (1)	2015	300,000	0	0	0	0	0	0	0
	2014	25,000	0	0	0	0	0	0	0

(1)	Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

None of our directors have received monetary compensation since our inception through December 31, 2015. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of December 31, 2015:

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

The following table lists, as of December 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2015.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $647,240 as of December 31, 2015. Of this amount, $347,240 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

For the year ended December 31, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $12,000 and $5,000, for tax services and other services were $0 and $0, respectively.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 24, 2016	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
10.1	Employment Agreement dated November 23, 2014, by and between Alpha Network Alliance Ventures, Inc. and Eleazar Rivera.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.