Form 10-Q/A
period 2016-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2016-05-26
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2016, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$4,942	$4,507
Accounts receivable	16,887	34,917
Inventory		3,765
Total current assets	21,829	43,189

Property and equipment, net	21,100	22,673

Total assets	$42,929	$65,862

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$647,182	$647,240
Accrued compensation	400,000	325,000
Total current liabilities	1,047,182	972,240

Total liabilities	1,047,182	972,240

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 112,868,051 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(1,919,258)	(1,821,383)
Total stockholders' deficit	(1,004,253)	(906,378)
Total liabilities and stockholders' deficit	$42,929	$65,862

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Revenue	$14,514	$8,000

Cost of revenue	11,622	6,547

Gross profit	2,892	1,453

General and Administrative expneses:
Marketing expenses	244	387
Stock based compensation	—	—
Wages	76,500	75,000
Rent	392	—
Travel	3,340	3,023
Professional	800	5,112
Office supplies	64	205
Computer and internet	202	4,251
Other general and adminstrative expneses	19,225	11,505
Total operating expenses	100,767	99,483
(Loss) from operations	(97,875)	(98,030)
Other income/(expenses)
Abandonment off assets	—	(1,715)
Total other income/(expenses)	—	(1,715)
Loss before income taxes	(97,875)	(99,745)
Provision/(credit) for taxes on income	—	—
Net loss	$(97,875)	$(99,745)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	109,737,615

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(97,875)	$(99,745)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	1,573	1,573
Loss on distribution of property		1,715
Change in current assets and liabilities:
Accounts receivable	18,030	(8,000)
Inventory	3,765	(4,366)
Accounts payable
Accrued taxes payable
Net cash used from operating activities	(74,507)	(108,823)

Cash flows from investing activities:
Purchase of fixed assets	—	—
Net cash flows used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Related party transaction	74,942	107,825
Net cash flows provided from financing activities	74,942	107,825
Net cash flows	435	(998)

Cash and equivalents, beginning of period	4,507	4,732
Cash and equivalents, end of period	$4,942	$3,734

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $1,919,258. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2016

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of March 31, 2016 and December 31, 2015 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $647,182 as of March 31, 2016 and $647,240 as of December 31, 2015. Of this amount, $347,182 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

For the year 2015, the company issued 537,700 shares of stock to the company’s marketing and promotional consultants as equity-based compensation.

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

For the year 2014, the company granted 5,322,000 and 537,700 common shares in 2015.

Equity based-compensation recognized for the year ended December 31, 2015 was $101,600.

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2016 and May 20, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 20, 2016, including the estimates inherent in the processing of the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2015 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on May 24, 2016.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of March 31, 2016 and December 31, 2015 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $647,182 as of March 31, 2016 and $647,240 as of December 31, 2015. Of this amount, $347,182 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

We recorded revenues of $14,514 for the three or nine months ending March 31, 2016, and $8,000 for the three months ended March 31, 2015.

For the three months ended March 31, 2016 we incurred total operating expenses of $100,767 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $244 of marketing expenses, wages of $76,500, rent of $392, travel expenses of $3,340, professional fees of $800, office supplies of $64, computer and Internet expenses of $202 and other general and administrative expenses of $19,255. By contrast, for the three months ended March 31, 2015, we incurred total operating expenses of $99,483, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $387 of marketing expenses, wages of $75,000, travel expenses of $3,023, professional fees of $5,112, office supplies of $205, computer and Internet expenses of $4,251 and other general and administrative expenses of $11,505.

For the three months ended March 31, 2016, we incurred a net loss from operations of $97,875, and for the three months ended March 31, 2015, we incurred a net loss from operations of $99,745.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $4,942, and our total liabilities were $1,047,182. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 26, 2016	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.