Form 10-Q
period 2016-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2016-08-22
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2016, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	June,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,873	$4,507
Accounts receivable	56,510	34,917
Inventory		3,765
Total current assets	59,383	43,189

Property and equipment, net	19,527	22,673

Total assets	$78,910	$65,862

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$697,681	$647,240
Accrued compensation	475,000	325,000
Total current liabilities	1,172,681	972,240

Total liabilities	1,172,681	972,240

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 112,868,051 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,008,776)	(1,821,383)
Total stockholders' deficit	(1,093,771)	(906,378)
Total liabilities and stockholders' deficit	$78,910	$65,862

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$14,514	$37,048	$54,138	$45,048

Cost of revenue	11,622	2,471	34,177	9,017

Gross profit	2,892	34,577	19,961	36,031

General and Administrative expenses:
Marketing expenses	244	101,600	244	101,987
Wages	76,500	80,715	151,500	155,715
Rent	392	418	1,068	418
Travel	3,340	1,789	8,236	4,812
Professional	800	3,745	6,324	8,857
Office supplies	64	161	281	366
Computer and internet	202	2,129	5,103	6,380
Other general and administrative expenses	19,225	9,013	35,097	20,518
Total operating expenses	100,767	199,570	207,853	299,053
(Loss) from operations	(97,875)	(164,993)	(187,892)	(263,022)
Other income/(expenses)
Abandonment off assets			—	(1,715)
Total other income/(expenses)	—	—	—	(1,715)
Loss before income taxes	(97,875)	(164,993)	(187,892)	(264,737)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(97,875)	$(164,993)	$(187,892)	$(264,737)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	110,269,615	112,692,071	111,198,016

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(187,892)	$(264,737)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services		101,600
Depreciation	3,146	3,146
Loss on distribution of property		1,715
Change in current assets and liabilities:
Accounts receivable	(21,593)	(39,368)
Inventory	3,765	(4,385)
Net cash used from operating activities	(202,574)	(202,029)

Cash flows from investing activities:
Purchase of fixed assets	—	—
Net cash flows used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Related party transaction	200,441	200,144
Net cash flows provided from financing activities	200,441	200,144

Net cash flows	(2,133)	(1,885)

Cash and equivalents, beginning of period	5,006	4,732
Cash and equivalents, end of period	$2,873	$2,847

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2016

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2016 and for the year ended December 31, 2015.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2016

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and December 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements:

For the six months June 30, 2016 and for the year ended December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2016

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2016, the Company had an accumulated deficit of $2,008,776. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2016	2015

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	24,605	21,459
Property and equipment, net	$19,527	$22,673

The Company recorded depreciation expense of $3,146 and $4,044 for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2016

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2016 and December 31, 2015 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $697,681 as of June 30, 2016 and $647,240 as of December 31, 2015. Of this amount, $397,681 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The balance of this accrued compensation as of June 30, 2016 and December 31, 2015 was $475,000 and $325,000 respectively.

Note 8 – Equity-Based Compensation

The company is authorized under the Company’s Five-Year Promotional Consulting Incentive Program to grant restricted stock units (RSU’s) to a number of Consultants covering its target markets in Asia.

For the year 2015, the company granted 537,700 common shares.

Equity based-compensation recognized for the year ended December 31, 2015 was $101,600.

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between June 30 and August 15, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 20, 2016, including the estimates inherent in the processing of the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2015 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on August 18, 2016.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Going Concern

To date the Company has had little operations and little revenues and consequently has incurred recurring losses from operations.  No material revenues are anticipated until we obtain sufficient funds to implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. There are no assurances that we will be able to obtain further funds required for our continued operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of June 30, 2016 and December 31, 2015 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $697,681 as of June 30, 2016 and $647,240 as of December 31, 2015. Of this amount, $397,681 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Six Months Ended June 30, 2016 and 2015

We recorded revenues of $54,138 for the six months ending June 30, 2016, and $45,048 for the six months ended June 30, 2015.

For the six months ended June 30, 2016 we incurred total operating expenses of $207,853 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $244 of marketing expenses, wages of $151,500, rent of $1,068, travel expenses of $8,236, professional fees of $6,324, office supplies of $281, computer and Internet expenses of $5,103 and other general and administrative expenses of $35,097.

By contrast, for the six months ended June 30, 2015, we incurred total operating expenses of $299,053, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $101,987 of marketing expenses, wages of $155,715, rent of $418, travel expenses of $4,812, professional fees of $8,857, office supplies of $366, computer and Internet expenses of $6,380 and other general and administrative expenses of $20,518.

For the six months ended June 30, 2016, we incurred a net loss from operations of $187,892, and for the six months ended June 30, 2015, 2015, we incurred a net loss from operations of $264,737.

Liquidity and Capital Resources

At June 30, 2016, we had a cash balance of $2,873, and our total liabilities were $1,172,681.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

Change in Shell Company Status

On December 28, 2011, we merged with Alpha Network Alliance Ventures Inc., effecting the acquisition of our current business and changed our name from “Daedalus Ventures, Inc.” to “Alpha Network Alliance Ventures Inc. Since March 2011, we have continuously operated our business.  We have generated revenues since 2012, including revenues of $54,138 for the six months ending June 30, 2016, and revenues of $56,924 for the fiscal year ended December 31, 2015. Accordingly, we believe that we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 22, 2016	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.