Form 10-Q
period 2016-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2016-11-15
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2016, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

	September 30,	December 31,
	2016	2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$594	$4,507
Accounts receivable	60,034	34,917
Inventory	—	3,765
Total current assets	60,628	43,189

Property and equipment, net	17,954	22,673

Total assets	$78,582	$65,862

LIABILITIES
Current liabilities:
Accrued taxes payable	$—	$—
Related Party:
Advances from related party	718,996	647,240
Accrued compensation	550,000	325,000
Total current liabilities	1,268,996	972,240

Total liabilities	1,268,996	972,240

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,105,420)	(1,821,383)
Total stockholders' deficit	(1,190,415)	(906,378)
Total liabilities and stockholders' deficit	$78,582	$65,862

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$3,524	$9,726	$57,662	$52,666

Cost of revenue	906	8,123	36,592	48,171

Gross profit	2,618	1,603	21,069	4,495

General and Administrative expenses:
Marketing expenses	—	—	244	101,987
Wages	75,000	82,278	226,500	237,993
Rent	99	129	1,365	155
Travel	90	462	8,508	4,780
Professional	334	5,420	9,107	14,277
Office supplies		166	302	532
Computer and internet	215	112	5,399	202
Other general and adminstrative expenses	3,737	10,048	53,679	37,740
Total operating expenses	79,475	98,615	305,104	397,666
(Loss) from operations	(76,857)	(97,012)	(284,035)	(393,171)
Other income/(expenses)
Loss on distribution of held for investment property	—	—		(1,715)
Total other income/(expenses)	—	—	—	(1,715)
Loss before income taxes	(76,857)	(97,012)	(284,035)	(394,886)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(76,857)	$(97,012)	$(284,035)	$(394,886)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(284,035)	$(394,886)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services		101,600
Depreciation	4,719	4,046
Loss on distribution of property		1,715
Change in current assets and liabilities:
Accounts receivable	(25,117)	(20,415)
Inventory	3,765	29,117
Accrued wages	225,000
Net cash used from operating activities	(75,668)	(278,823)

Cash flows from financing activities:
Checks in excess of deposits
Proceeds from sale of common stock		—
Related party transaction	71,755	283,584
Net cash flows provided from financing activities	71,755	283,584
Net cash flows	(3,913)	4,761

Cash and equivalents, beginning of period	4,507	4,732
Cash and equivalents, end of period	$594	$9,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—
Disposal of investment property		$350,000

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

September 30, 2016

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

September 30, 2016

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016 and December 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

September 30, 2016

Recently Issued Accounting Pronouncements:

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2016, the Company had an accumulated deficit of $ 2,105,420. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2016	2015

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	26,178	21,459
Property and equipment, net	$17,954	$22,673

The Company recorded depreciation expense of $4,719 and $4,044 for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively.

Note 4 – Real Estate Held for Sale

The Company owns real estate in the State of California. This asset was purchased for daily operations. The Company has since moved its basic operations to the Philippines. In 2013, a change in use on the building, improvements and the land was determined and these assets were converted to held for sale assets).

On March 17, 2015, The Company transferred the property and it accrued property taxes of $19,631 to its majority shareholder and reduced the shareholder related party note by $330,369.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

September 30, 2016

Note 5 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2016 and December 31, 2015 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $718,996 as of September 30, 2016 and $647,240 as of December 31, 2015. Of this amount, $347,240 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The balance of this accrued compensation as of September 30, was $550,000. The balance at December 31, 2105 was $325,000.

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between September 30, 2016 and October 15, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at October 15, 2016, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of September 30, 2016 and December 31, 2015 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $718,996 as of September 30, 2016 and $647,240 as of December 31, 2015. Of this amount, $418,996 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three- and Nine-Months Ended September 30, 2016 and 2015

We recorded revenues of $3,524 for the six months ending September 30, 2016, and $9,726 for the three months ended September 30, 2015. We recorded revenues of $57,662 for the nine months ending September 30, 2016, and $52,666 for the nine months ended September 30, 2015.

For the three months ended September 30, 2016, we incurred total operating expenses of $79,475 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of wages of 75,000, rent of $99, travel expenses of $90, professional fees of $334, computer and Internet expenses of $215 and other general and administrative expenses of $3,737.

By contrast, for the three months ended September 30, 2015, we incurred total operating expenses of $97,012 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of wages of 82,278, rent of $129, travel expenses of $462, professional fees of $5,420, office supplies of $166, computer and Internet expenses of $112 and other general and administrative expenses of $10,048.

For the nine months ended September 30, 2016, we incurred total operating expenses of $305,104 consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of marketing expenses of $244, wages of $226,500, rent of $1,365, travel expenses of $8,508, professional fees of $9,107, office supplies of $302, computer and Internet expenses of $5,399 and other general and administrative expenses of $53,679.

For the nine months ended September 30, 2015, we incurred total operating expenses of $397,666, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of marketing expenses of $101,987, wages of $237,993, rent of $155, travel expenses of $4,780, professional fees of $14,277, office supplies of $532, computer and Internet expenses of $202 and other general and administrative expenses of $37,740.

For the three months ended September 30, 2016, we incurred a net loss from operations of $76,857, and for the three months ended September 30, 2015, we incurred a net loss from operations of $97,012. For the nine months ended September 30, 2016, we incurred a net loss from operations of $284,035, and for the nine months ended September 30, 2015, we incurred a net loss from operations of $393,171.

Liquidity and Capital Resources

At September 30, 2016, we had a cash balance of $594, and our total liabilities were $1,268,996.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2016.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: November 15, 2016	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.