Form 10-K
period 2016-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-04-17
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No  ☑

At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $439,428.   At April 13, 2017, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

We were incorporated in the State of Delaware on August 12, 2010, are a development stage company, and had revenues of $59,463 at December 31, 2016. The revenues are cost of goods sold and are receivables. At December 31, 2016, we had total assets of $89,050, consisting of cash of $10,833, and accounts receivable of $61,836. Our total liabilities at December 31, 2016, were $1,371,212.

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

Our shares of common stock are quoted on the OTCQB tier of the OTC Markets Group, Inc. under the stock symbol “ANAV”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2016	$0.11	$0.04
Three Months Ended September 30, 2016	$0.07	$0.05
Three Months Ended June 30, 2016	$0.09	$0.07
Three Months Ended March 31, 2016	$0.13	$0.04
Three Months Ended December 31, 2015	$0.10	$0.07
Three Months Ended September 30, 2015	$0.15	$0.06
Three Months Ended June 30, 2015	$0.20	$0.06
Three Months Ended March 31, 2015	$0.23	$0.08

Holders

As of December 31, 2016 the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 70 holders of record.

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

Purchases of Equity Securities by The Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2016, we generated revenues of $59,463. The revenues are cost of goods sold and are receivables. For the year ended December 31, 2015, we generated revenues of $56,924. Our revenues were generated in 2016 and 2015, were primarily from the sale of the food supplements on an on-line marketplace.

Our gross profits for the year ended December 31, 2016 were $21,288, as compared to gross profits of $8,937 for the year ended December 31, 2015.

For the year ended December 31, 2016, we incurred total operating expenses of $379,072, consisting of marketing expenses of $244, wages of $301,500, rent of $1,593, travel of $25,289, professional fees of $27,376, office supplies of $456, computer and internet costs of $15,879, and other general and administrative expense of $24,735. For the year ended December 31, 2015, we incurred expenses of $504,772, consisting of marketing expenses of $586, stock based compensation of $101,600, wages of $315,900, rent of $672, travel of $23,522, professional fees of $34,836, office supplies of $1,667, computer and internet costs of $11,119, and other general and administrative expense of $14,870. Accordingly, our total operating expenses for the year ended December 31, 2016, were $107,700 less than for December 31, 2015. The decrease in operating expenses was due primarily to a decrease in our stock-based compensation decreased by 100% from $101,600 in fiscal 2015 to $0 in fiscal 2016.

We incurred net losses of $375,784 and $527,093 for the years ended December 31, 2016 and 2015, respectively. The following table provides selected financial data about our company for the years ended December 31, 2016 and 2015.

Balance Sheet Data	December 31, 2016	December 31, 2015
Cash and Cash Equivalents	$10,833	$4,507
Total Assets	$89,050	$65,862
Total Liabilities	$1,371,212	$972,240
Shareholders’ Equity (Deficit)	$(1,282,162)	$(906,378)

Going Concern

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at December 31, 2016 was $10,833 with $1,371,212 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $3,750,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

ITEM 8.	FINANCIAL STATEMENTS

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets:
December 31, 2016 and December 31, 2015	F-2

Statements of Operations:
For the year ended December 31, 2016 and 2015	F-3

Statements of Cash Flows:
For the year ended December 31, 2016 and 2015	F-4

Statement of Shareholders' Deficit	F-5

Notes to Financial Statements:
December 31, 2016 and 2015	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

We have audited the accompanying consolidated balance sheets of Alpha Network Alliance Ventures Inc.(the “Company”) as of December 31, 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Yu Certified Public Accountant PC

New York, New York

April 14, 2017

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Audited

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$10,833	$4,507
Accounts receivable	61,836	34,917
Inventory	—	3,765
Total current assets	72,669	43,189

Property and equipment, net	16,381	22,673

Total assets	$89,050	$65,862

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$746,212	$647,240
Accrued compensation	625,000	325,000
Total current liabilities	1,371,212	972,240

Total liabilities	1,371,212	972,240

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 8,000,000,000 shares authorized,113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341

Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,197,167)	(1,821,383)
Total stockholders' deficit	(1,282,162)	(906,378)
Total liabilities and stockholders' deficit	$89,050	$65,862

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Audited

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Revenue	$59,463	$56,924

Cost of revenue	38,175	47,987

Gross profit	21,288	8,937

General and Administrative expneses:
Marketing expenses	244	586
Stock based compensation	—	101,600
Wages	301,500	315,900
Rent	1,593	672
Travel	25,289	23,522
Professional	27,376	34,836
Office supplies	456	1,667
Computer and internet	15,879	11,119
Other general and adminstrative expenses	24,735	14,870
Total operating expenses	397,072	504,772
(Loss) from operations	(375,784)	(495,835)
Other income/(expenses)
Abandonment off assets	—	(31,258)
Total other income/(expenses)	—	(31,258)
Loss before income taxes	(375,784)	(527,093)
Provision/(credit) for taxes on income	—	—
Net loss	$(375,784)	$(527,093)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(375,784)	$(527,093)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Shares issued for services		101,601
Depreciation	6,292	4,044
Change in current assets and liabilities:
Accounts receivable	(26,919)	13,468
Inventory	3,765	25,352
Net cash used from operating activities	(392,646)	(382,628)

Cash flows from investing activities:
Cash proceeds from disposal of property held for invesment	—	351,715
Cash proceeds from abandonement of fixed assets	—	31,258
Net cash flows provided in investing activities	—	382,973

Cash flows from financing activities:
Proceeds from sale of common stock
Related party transaction	398,973	(570)
Net cash flows provided (used) from financing activities	398,973	(570)
Net increase (decrease) in cash flows	6,326	(225)

Cash and equivalents, beginning of period	4,507	4,732
Cash and equivalents, end of period	$10,833	$4,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		—

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$—	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$—	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$—	$(2,197,167)	$(1,282,162)

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2016

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended December 31, 2016 and December 31, 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2016

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2016 and December 31, 2015.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and December 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

December 31, 2016

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

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2016 and the year ended December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 – Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2016, the Company had an accumulated deficit of $2,197,167. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2016

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2016	2015

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	27,751	21,459
Property and equipment, net	$16,381	$22,673

The Company recorded depreciation expense of $6,292 and $4,044 for the year ended December 31, 2016 and 2015, respectively.

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

Note 5 – Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 201 and December 31, 2015 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $746,212 as of December 31, 2016 and $647,240 as of December 31, 2015. Of this amount, $446,212 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

On March 17, 2015, the Company reduced the note balance for the distribution of the held for investment property and accrued property taxes that were transferred out to Mr. Rivera.

Note 6 – Common Stock:

Since inception, the Company has issued 108,531,251shares of stock for $169,567 cash.

During the year ended December 31, 2012, the Company issued for cash 158,500 shares of stock for $18,750.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2016

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

The company had no new shares issued for the years 2016 and 2015.

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

The balance of this accrued compensation as of December 31, 2016 was $625,000. The balance at December 31, 2105 was $325,000.

Note 8 – Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2016 and April 14, 2017, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at April 14, 2017, including the estimates inherent in the processing of the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of the year ended December 31, 2016, and as of April 13, 2017, the names and ages of our directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions

Eleazar Rivera	2011	44	President and Chief Executive Officer, Secretary, Treasurer and Director

Eleazar Rivera

President, Secretary, Treasurer and Director

Eleazar Rivera, has served as our President and Chief Executive Officer, Secretary, Treasurer and Director since March 28, 2011. From 2007 to the present, Mr. Rivera has devoted most of his time managing his own investments in residential real estate investments as well as income producing businesses like Network Marketing, Social Networking Media and Information Technologies. From 1989 to 1991 Mr. Rivera attended Oriental Technology Institute, in Manila, Philippines, where he completed a Graduate Vocational Electronics Technology course. From 1991 to 1992, Mr. Rivera attended San Pablo Colleges, San Pablo City, Philippines, where he studied Business Administration and majored in Accountancy. From 1992 to 1993, Mr. Rivera attended System Technology Institute, San Pablo City, Philippines, where he studied computer programming. Mr. Rivera’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his education in electronics, accountancy and computer programming led to our conclusion that Mr. Rivera should be serving as a member of our Board of Directors in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Significant Employees and Consultants

As of December 31, 2016, Eleazar Rivera is our sole significant employee. We currently have no significant independent contractors or consultants.

Family Relationships

There are no other family relationships among any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
•	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2016, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera (1)	2016	$300,000	$—	$—	$—	$—	$—	$—	$300,000
President, Chief Executive	2015	$300,000	$—	$—	$—	$—	$—	$—	$300,000
Officer, and Director	2014	$25,000	$—	$—	$—	$—	$—	$—	$25,000

(1) Appointed President, Secretary, Treasurer and a Director on March 29, 2011.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera (1)	–	–	–-	–	–	–	–

 ____________

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

The following table sets forth certain information as of April 13, 2017, with respect to the holdings of: (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each of our directors, nominees for director and executive officers; and (iii) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 11801 Pierce St., 2nd Floor, Riverside, California 92505.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2016.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Eleazar Rivera	Common Stock	104,836,000	92.44%
All Directors and Executive Officers as a Group (1 person)		104,836,000	92.44%

 ____________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of April 12, 2017, we had a total of 113,405,751 shares of Common Stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $746,212 as of December 31, 2016. Of this amount, $446,212 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Director Independence

Our Board is currently composed of one member. Our common stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined our sole director does not qualify as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Yu Certified Accountant PC (“YCA”) for the audit of our annual financial statements for the year ended December 31, 2016 and fees billed for other services rendered by YCA:

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$8,000	$12,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Total All Fees	$8,000	$12,000

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 17, 2017	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.