Form 10-Q
period 2017-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-05-10
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2017, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$6,892	$10,833
Accounts receivable	25,538	61,836
Inventory	—	—
Total current assets	32,430	72,669

Property and equipment, net	14,808	16,381

Total assets	$47,238	$89,050

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$757,955	$746,212
Accrued compensation	700,000	625,000
Total current liabilities	1,457,955	1,371,212

Total liabilities	1,457,955	1,371,212

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,325,722)	(2,197,167)
Total stockholders' deficit	(1,410,717)	(1,282,162)
Total liabilities and stockholders' deficit	$47,238	$89,050

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016

Revenue	$3,492	$14,514

Cost of revenue	2,662	11,622

Gross profit	830	2,892

General and Administrative expneses:
Marketing expenses	—	244
Wages	95,015	76,500
Rent	297	392
Travel	12,435	3,340
Professional	6,830	800
Office supplies	14	64
Computer and internet	2,841	202
Other general and adminstrative expneses	11,953	19,225
Total operating expenses	129,385	100,767
(Loss) from operations	(128,555)	(97,875)
Other income/(expenses)
Abandonment off assets	—	—
Total other income/(expenses)	—	—
Loss before income taxes	(128,555)	(97,875)
Provision/(credit) for taxes on income	—	—
Net loss	$(128,555)	$(97,875)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(128,555)	$(97,875)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	1,573	1,573
Change in current assets and liabilities:
Accounts receivable	36,298	18,030
Inventory		3,765
Accrued compensation	75,000
Net cash used from operating activities	(15,684)	(74,507)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Related party transaction	11,743	74,942
Net cash flows provided from financing activities	11,743	74,942
Net cash flows	(3,941)	435

Cash and equivalents, beginning of period	10,833	4,507
Cash and equivalents, end of period	$6,892	$4,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2017

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2017 and for the year ended December 31, 2016.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2017

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2017 and December 31, 2016. The Company did not engage in any transaction involving derivative instruments.

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

March 31, 2017

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

Recently Issued Accounting Pronouncements:

For the year three months ended March 31, 2017 and the year ended December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 – Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2017, the Company had an accumulated deficit of $2,325,722. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2017

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2017	2016

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	29,324	27,751
Property and equipment, net	$14,808	$16,381

The Company recorded depreciation expense of $1,573 and $6,292 for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively.

Note 4 – Related Party Transactions:

Due to related parties included in the balance sheets as of March 31, 2017 and December 31, 2016 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $757,955 as of March 31, 2017 and $746.212 as of December 31, 2016. Of this amount, $457,955 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

Note 5 – Common Stock:

Since inception, the Company has issued 113,405,751 shares of stock for $108,792 cash.

During the year ended December 31, 2012, the Company issued for cash 158,500 shares of stock for $18,750

During the year ended December 31, 2013, the Company issued for cash 205,868 shares of stock for $30,880. Additionally, the Company received $43,887 cash for 277,366 unissued shares of common stock. These shares were issued in the first quarter 2014.

The Company had the following stock transactions for the year ended December 31, 2014:

The Company issued 277,366 shares of stock for the funds received and recorded as a stock subscription for the period ending December 31, 2013.

The Company issued 514,317 shares of stock for 78,332 cash.

The company had no new shares issued for the three months ended March 31, 2017 and for the year 2016.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

March 31, 2017

Note 6 – Employment Contract

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

The balance of this accrued compensation as of March 31, 2017 was $700,000. The balance at December 31, 2016 was $625,000.

Note 7 – Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2017 and April 30, 2017, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at April 30, 2017, including the estimates inherent in the processing of the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2016 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 24, 2017.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of March 31, 2017 and December 31, 2016 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $757,955 as of March 31, 2017 and $746,212 as of December 31, 2016. Of this amount, $457,955 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

We recorded revenues of $3,4924 for the three months ending March 31, 2017, and $14,514 for the three months ended March 31, 2016..

For the three months ended March 31, 2017, we incurred total operating expenses of $129,385, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of wages of 95,015, rent of $297, travel expenses of $12,435, professional fees of $6,830, office supplies of $14, computer and Internet expenses of $2,841 and other general and administrative expenses of $11,953.

By contrast, for the three months ended March 31, 2016, we incurred total operating expenses of $97,875, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of marketing expenses of $244, wages of 76,500, rent of $392, travel expenses of $3,340, professional fees of $800, office supplies of $64, computer and Internet expenses of $202 and other general and administrative expenses of $19,225.

Liquidity and Capital Resources

At March 31, 2017, we had a cash balance of $6,892, and our total liabilities were $1,457,955.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2017.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 10, 2017	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)