Form 10-Q
period 2017-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-08-21
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2017, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

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

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$10,360	$10,833
Accounts receivable	23,148	61,836
Inventory		—
Total current assets	33,508	72,669

Property and equipment, net	13,235	16,381

Total assets	$46,743	$89,050

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$773,287	$746,212
Accrued compensation	775,000	625,000
Total current liabilities	1,548,287	1,371,212

Total liabilities	1,548,287	1,371,212

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 112,868,051 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,416,549)	(2,197,167)
Total stockholders' deficit	(1,501,544)	(1,282,162)
Total liabilities and stockholders' deficit	$46,743	$89,050

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$3,931	$14,514	$7,423	$54,138

Cost of revenue	3,024	11,622	5,686	34,177

Gross profit	907	2,892	1,737	19,961

General and Administrative expneses:
Marketing expenses	299	244	299	244
Wages	77,000	76,500	172,015	151,500
Rent	317	392	614	1,068
Travel	2,013	3,340	14,448	8,236
Professional	4,570	800	11,400	6,324
Office supplies	—	64	14	281
Computer and internet	1,358	202	4,199	5,103
Other general and adminstrative expneses	6,176	19,225	18,129	35,097
Total operating expenses	91,733	100,767	221,118	207,853
(Loss) from operations	(90,826)	(97,875)	(219,381)	(187,892)
Other income/(expenses)
Abandonment off assets			—	—
Total other income/(expenses)	—	—	—	—
Loss before income taxes	(90,826)	(97,875)	(219,381)	(187,892)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(90,826)	$(97,875)	$(219,381)	$(187,892)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(219,381)	$(187,892)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	3,146	3,146
Loss on distribution of property
Change in current assets and liabilities:
Accounts receivable	38,688	(21,593)
Inventory	—	3,765
Net cash used from operating activities	(177,547)	(202,574)

Cash flows from investing activities:
Purchase of fixed assets	—	—
Net cash flows used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Related party transaction	177,075	200,441
Net cash flows provided from financing activities	177,075	200,441
Net cash flows	(472)	(2,133)

Cash and equivalents, beginning of period	10,833	5,006
Cash and equivalents, end of period	$10,360	$2,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2017

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for six months ended June 30, 2017 and for the year ended December 31, 2016.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2017

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2017 and December 31, 2016. The Company did not engage in any transaction involving derivative instruments.

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

June 30, 2017

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

Recently Issued Accounting Pronouncements:

For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 – Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2017, the Company had an accumulated deficit of $2,416,549. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2017

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2017	2016

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	30,897	27,751
Property and equipment, net	$13,235	$16,381

The Company recorded depreciation expense of $3,146 and $6,292 for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively.

Note 4 – Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2017 and December 31, 2016 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $773,287 as of June 30, 2017 and $746,212 as of December 31, 2016. Of this amount, $473,287 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the six months ended June 30, 2017 and for the years 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2017

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

The balance of this accrued compensation as of June 30, 2017 is $775,000 and for the year ended December 31, 2016 was $625,000.

Note 7 – Subsequent Events

Alpha’s management has evaluated events occurring between June 30, 2017 and August 18, 2017, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 18, 2017, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of June 30, 2017 and December 31, 2016 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $773,287 as of June 30, 2017 and $746,212 as of December 31, 2016. Of this amount, $473,287 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equiaty securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

Three Months Ended June 30, 2017 and 2016

We recorded revenues of $3,931 for the three months ending June 30, 2017, and $14,514 for the three months ended June 30, 2016. For the three months ended June 30, 2017, we incurred total operating expenses of $91,733, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of marketing expenses of $299, wages of $77,000, rent of $317, travel expenses of $2,013, professional fees of $4,570, computer and Internet expenses of $1,358 and other general and administrative expenses of $6,176.

By contrast, for the three months ended June 30, 2016, we incurred total operating expenses of $100,767, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of marketing expenses of $244, wages of 76,500, rent of $392, travel expenses of $3,340, professional fees of $800, office supplies of $64, computer and Internet expenses of $202 and other general and administrative expenses of $19,225.

Liquidity and Capital Resources

At June 30, 2017, we had a cash balance of $10,360, and our total liabilities were $1,548,287.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 21, 2017	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)