Form 10-K/A
period 2016-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-10-20
CIK 1491829

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

EXPLANATORY NOTE

Alpha Network Alliance Ventures Inc. hereby amends its Annual Report on Form 10-K, for the fiscal year ended December 31, 2016, solely to include a revised report from our independent registered public accounting firm that covers all period presented, including, as of and for the year ended December 31, 2015. There are no other changes to the original Form 10-K filed on April 17, 2017. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on April 17, 2017, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-K also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

We have audited the accompanying consolidated balance sheets of Alpha Network Alliance Ventures Inc.(the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

October 12, 2017

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(4)
101.SCH	XBRL Taxonomy Extension Schema(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(4)

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to Form 10-K (File No. 000-54126) filed with the Commission on April 17, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: October 20, 2017	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

3