Form 10-K/A
period 2016-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-11-07
CIK 1491829

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

EXPLANATORY NOTE

Alpha Network Alliance Ventures Inc. hereby amends its Annual Report on Form 10-K, for the fiscal year ended December 31, 2016, solely to include a revised report from our independent registered public accounting firm that covers all period presented, including, as of and for the year ended December 31, 2015. There are no other changes to the original Form 10-K filed on April 17, 2017. This Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on April 17, 2017, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to Form 10-K also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: November 7, 2017	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)