Form 10-Q
period 2017-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2017-11-17
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2017, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

OR THE PERIOD ENDED SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 93.2% control the Company’s sole officer and two directors hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
ASSETS
Current assets:
Cash	$1,832	$10,833
Accounts receivable	26,663	61,836
Inventory	—	—
Total current assets	28,495	72,669

Property and equipment, net	11,662	16,381

Total assets	$40,157	$89,050

LIABILITIES
Current liabilities:
Accrued taxes payable
Related Party:
Advances from related party	805,357	746,212
Accrued compensation	850,000	625,000
Total current liabilities	1,655,357	1,371,212

Total liabilities	1,655,357	1,371,212

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(2,530,205)	(2,197,167)
Total stockholders' deficit	(1,615,200)	(1,282,162)
Total liabilities and stockholders' deficit	$40,157	$89,050

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$3,515	$3,524	$10,938	$57,662

Cost of revenue	2,704	906	8,389	36,592

Gross profit	811	2,618	2,549	21,069

General and Administrative expneses:
Marketing expenses	15	—	314	244
Wages	81,500	75,000	251,515	226,500
Rent	472	99	1,086	1,365
Travel	9,026	90	23,474	8,508
Professional	5,276	334	16,675	9,107
Office supplies	2		16	302
Computer and internet	5,324	215	9,523	5,399
Other general and adminstrative expenses	12,853	3,737	32,984	53,679
Total operating expenses	114,468	79,475	335,587	305,104
(Loss) from operations	(113,657)	(76,857)	(333,038)	(284,035)
Other income/(expenses)
Loss on distribution of held for investment property	—	—
Total other income/(expenses)	—	—	—	—
Loss before income taxes	(113,657)	(76,857)	(333,038)	(284,035)
Provision/(credit) for taxes on income	—	—	—	—
Net loss	$(113,657)	$(76,857)	$(333,038)	$(284,035)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	112,692,071	112,692,071	112,692,071	112,692,071

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(333,038)	$(284,035)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	4,719	4,719
Loss on distribution of property
Change in current assets and liabilities:
Accounts receivable	35,173	(25,117)
Inventory	—	3,765
Accrued wages	225,000	225,000
Net cash used from operating activities	(68,146)	(75,668)

Cash flows from financing activities:
Checks in excess of deposits
Proceeds from sale of common stock	—	—
Related party transaction	59,145	71,755
Net cash flows provided from financing activities	59,145	71,755
Net cash flows	(9,001)	(3,913)

Cash and equivalents, beginning of period	10,833	4,507
Cash and equivalents, end of period	$1,832	$594

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—
Disposal of invetment property

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2017

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for nine months ended September 30, 2017 and for the year ended December 31, 2016.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2017

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2017 and December 31, 2016. The Company did not engage in any transaction involving derivative instruments.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2017

Recently Issued Accounting Pronouncements:

For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2017, the Company had an accumulated deficit of $2,530,205. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2017	2016

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	32,470	27,751
Property and equipment, net	$11,662	$16,381

The Company recorded depreciation expense of $4,719 and $6,292 for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2017

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2017 and December 31, 2016 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $805,357 as of September 30, 2017 and $746,212 as of December 31, 2016. Of this amount, $505,357 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the six months ended September 30, 2017 and for the years 2016 and 2015.

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

The balance of this accrued compensation as of September 30, 2017 is $850,000 and for the year ended December 31, 2016 was $625,000.

Note 7 - Subsequent Events

Alpha’s management has evaluated events occurring between June 30, 2017 and November 14, 2017, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at November 14, 2017, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of September 30, 2017 and December 31, 2016 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $805,357 as of September 30, 2017. Of this amount, $505,357 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The Company’s revenue was $3,515 and $3,524 for the quarters ended September 30, 2017 and 2016, respectively, a decrease of $9, or .2%. All of the Company’s revenue was derived from sale of products through social marketing.

Total expenses were $114,468 for the quarter ended September 30, 2017 as compared to $79,475 for the quarter ended September 30, 2016, an increase of $34,993 or 44.0%. Wages were $81,500 or 71.1% of the Company’s total expenses for the quarter ended September 30, 2017 and $75,000 or 94.3% of the Company’s total expenses for the quarter ended September 30, 2016. Travel was $9,026 or 7.8% of the Company’s total expenses for the quarter ended September 30, 2017 and $90 or 0.07% of the Company’s total expenses for the quarter ended September 30, 2016. Professional fees were $5,276 or 4.6% of the Company’s total expenses for the quarter ended September 30, 2017 and $334 or 0.04% of the Company’s total expenses for the quarter ended September 30, 2016. Rent was $472 or 0.4% of the Company’s total expenses for the quarter ended September 30, 2017 and $99 or 0.1% of the Company’s total expenses for the quarter ended September 30, 2016. Computer and Internet expenses were $5,324 or 4.6% of the Company’s total expenses for the quarter ended September 30, 2017 and $215 or 0.2% of the Company’s total expenses for the quarter ended September 30, 2016. Other general and administrative expenses were $12,853 or 11.2% of the Company’s total expenses for the quarter ended September 30, 2017 and $3,737 or 4.7% of the Company’s total expenses for the quarter ended September 30, 2016.

Net income (loss) was a net loss of $113,657 for the quarter ended September 30, 2017, compared to a net loss of $76,857 for the quarter ended September 30, 2016, an increase of $36,800 or 47.8%. The decrease in net income was primarily the result of the Company’s revenue remaining the same while its expenses increased by a larger ratio, as a percentage of revenue for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The Company’s revenue was $10,938 and $57,662 for the quarters ended September 30, 2017 and 2016, respectively, a decrease of $46,724, or 81%. All of the Company’s revenue was derived from sale of products through social marketing. The decrease in revenue was primarily attributable to lower than expected social marketing activity.

Total expenses were $335,587 for the nine months ended September 30, 2017 as compared to $305,104 for the nine months ended September 30, 2016, an increase of $30,483 or 9.9%. Wages were $251,515 for the nine months ended September 30, 2017 as compared to $226,500 for the nine months ended September 30, 2016, an increase of $25,015 or 11%. Travel was $23,474 or 6.9% of the Company’s total expenses for the nine months ended September 30, 2017 and $8,508 or 2.7% of the Company’s total expenses for the nine months ended September 30, 2016. Professional fees were $16,675 or 4.9% of the Company’s total expenses for the nine months ended September 30, 2017 and $9,107 or 2.9% of the Company’s total expenses for the nine months ended September 30, 2016. Rent was $1,086 or 0.3% of the Company’s total expenses for the nine months ended September 30, 2017 and $1,365 or 0.4% of the Company’s total expenses for the nine months ended September 30, 2016. Computer and Internet expenses were $9,523 or 2.8% of the Company’s total expenses for the nine months ended September 30, 2017 and $5,339 or 1.7% of the Company’s total expenses for the nine months ended September 30, 2016. Other general and administrative expenses were $32,984 or 9.83% of the Company’s total expenses for the nine months ended September 30, 2017 and $53,679 or 17.5% of the Company’s total expenses for the nine months ended September 30, 2016.

Net income (loss) was a net loss of $333,038 for the nine months ended September 30, 2017, compared to a net loss of $284,035 for the nine months ended September 30, 2016, an increase of $49,003 or 17.2%. The decrease in net income was primarily the result of the Company’s revenue remaining the same while its expenses increased by a larger ratio, as a percentage of revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash totaling $1,832, total assets of $40,157, total liabilities of $1,655,357 and working capital of $(1,641,863).  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: November 17, 2017	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)