Form 10-K
period 2017-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-04-16
CIK 1491829

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

We have audited the accompanying balance sheets of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Network Alliance Ventures Inc. as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2018

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Table of Contents

Balance Sheets:
December 31, 2017 and 2016	F-1

Statements of Operations:
For the years ended December 31, 2017 and 2016	F-2

Statements of Cash Flows:
For the years ended December 31, 2017 and 2016	F-3

Statement of Shareholders' Deficit	F-4

Notes to Financial Statements:
December 31, 2017 and 2016	F-5

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Audited

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$2,068	$10,833
Accounts receivable	41,557	61,836
Total current assets	43,625	72,669

Property and equipment, net	10,089	16,381

Total assets	$53,714	$89,050

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$857,421	$746,212
Accounts payable	37,559	—
Accrued compensation	1,250,000	625,000
Total current liabilities	2,144,980	1,371,212

Total liabilities	2,144,980	1,371,212

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,006,271)	(2,197,167)
Total stockholders' deficit	(2,091,266)	(1,282,162)
Total liabilities and stockholders' deficit	$53,714	$89,050

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Audited

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Revenue	$84,070	$59,463

Cost of revenue	59,900	38,175

Gross profit	24,170	21,288

General and Administrative expneses:
Marketing expenses	314	244
Wages	656,495	301,500
Rent	1,365	1,593
Travel	40,092	25,289
Professional	68,454	27,376
Office supplies	431	456
Computer and internet	17,229	15,879
Other general and administrative expenses	48,894	24,735
Total operating expenses	833,274	397,072
Net loss	(809,104)	(375,784)
Other comprehensive income/(loss)	—	—
Comprehensice income/(loss)	$(809,104)	$(375,784)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Audited

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(809,104)	$(375,784)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	6,292	6,292
Change in current assets and liabilities:
Accounts receivable	20,279	(26,919)
Accounts Payable	37,559	—
Accrued compensation	625,000	300,000
Inventory	—	3,765
Net cash used from operating activities	(119,974)	(92,646)

Cash flows from investing activities:
Net cash flows provided in investing activities	—	—

Cash flows from financing activities:
Loan from related party	111,209	98,973
Net cash flows provided by financing activities	111,209	98,973
Net increase (decrease) in cash flows	(8,765)	6,326

Cash and equivalents, beginning of period	10,833	4,507
Cash and equivalents, end of period	$2,068	$10,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		—

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$—	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$—	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$—	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$—	$(3,006,271)	$(2,091,266)

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended December 31, 2017 and December 31, 2016.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and December 31, 2016. The Company did not engage in any transaction involving derivative instruments.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of weight loss products, energy and performance solutions products and healthy aging solution products.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Office and general equipment are depreciated over useful lives of 10 years and leasehold improvements are depreciated shorter of term lease and useful life of 20 years. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the year ended December 31, 2017.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of December 31, 2017 and 2016, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2017 and the year ended December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2017, the Company had an accumulated deficit of $3,006,271. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2017	2016

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	34,043	27,751
Property and equipment, net	$10,089	$16.381

The Company recorded depreciation expense of $6,292 and $6,292 for the year ended December 31, 2017 and 2016, respectively.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2017 and December 31, 2016 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $857,421 as of December 31, 2017 and $746,212 as of December 31, 2016. Of this amount, $557,421 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

December 31, 2017

The Company had the following stock transactions for the year ended December 31, 2014:

The Company issued 277,366 shares of stock for the funds received and recorded as a stock subscription for the period ending December 31, 2013.

The Company issued 514,317 shares of stock for 78,332 cash.

The company had no new shares issued for the years 2017, 2016 and 2015.

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

On December 1, 2017, another employment agreement, with the same terms and conditions, was entered into by the company with its Chairman of the board.

The balance of this accrued compensation as of December 31, 2017 was $1,250,000. The balance at December 31, 2016 was $625,000.

Note 7 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2017 and April 15, 2018, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at April 15, 2018, including the estimates inherent in the processing of the financial statements.

On April 4, 2018, the company filed with the Securities and Exchange Commission a registration statement (Form S-1) under the Securities Act of 1933 to register securities for initial public offering of 100,000,000 shares of common stock at a fixed price $0.45 per share and 10,000,000 shares of common stock offered by selling stockholders at an initial price of $0.45 and may eventually be offered at prevailing market prices or privately negotiated prices. The offering is being conducted on a self-underwritten, best effort basis, which means that management, will attempt to sell the shares. The common stock offered by the selling stockholders will not be sold until the company sells all of the 100,000,000 sales in its offering.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

Any funds that will be raised from the offering of 100,000,000 common shares shall be immediately available for use as follows:

Product Development	10%	Expansion to 10 countries	20%
Infrastructure	10%	Inventory for 6 months allocations	25%
Executive salaries	10%	Legal and accounting	2%
Staff salaries	20%	Transfer agent, contingencies
		And other expenses	3%
Total			100%

The offering price of the 100,000,000 shares being offered has been determined arbitrarily by the management. The price does not bear any relationship to the company’s assets, book value, earnings, or other established criteria for valuing a privately held company. In determining the number of shares to be offered and the offering price, the company took into consideration its cash on hand and the amount of money that would need to implement its business plan. Accordingly, the offering price should not be considered an indication of the actual value of the securities. The will not receive any of the proceeds from the sale of the 10,000,000 common shares being offered for sale by the selling stockholders, which 10,000,000 shares of our common stock may be offered and sold from time to time by the selling stockholders. The selling shareholders will sell our shares at prevailing market prices or privately negotiated prices.

The common shares being offered for resale by the 2 selling stockholders consist 5,000,000 of our common stock, $0.0001 par value. The following table sets forth the shares beneficially owned, as of the date of the prospectus, by the selling stockholders prior to the offering by existing stockholders contemplated by this prospectus, the number of shares each selling stockholder is offering by this prospectus and the number of shares which each would own beneficially if all such offered shares are sold.

Beneficial ownership is determined in accordance with Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of the date of the prospectus. The company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. None of the selling stockholders is a broker-dealer or an affiliate of a broker-dealer.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2017

Name of Selling Shareholder	Shares Owned Before the Offering	Total Number of Shares to be Offered for the Security Holder’s Account	Total Shares Owned After the Offering is complete	Percentage of Shares Owned After the Offering is complete

Eleazar Rivera (1)	50,543,020	5,000,000	45,543,020	21.34%
Ronie Tan (2)	51,418,000	5,000,000	46,418,000	21.75%
Totals	101,961,020	10,000,000	91,961,020	43.09%