Form 10-K/A
period 2017-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-04-17
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☑     No  ☐

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $660,360. At April 13, 2018, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

ORGANIZATION WITHIN THE LAST FIVE YEARS

Alpha Network Alliance Ventures Inc. was incorporated under the laws of the state of Delaware on August 12, 2010. From March 2011 through the end of December 2017, we were engaged in the development of a social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. Since January 2018, our business has focused on the marketing and sale of food supplements and vitamins. Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide overseas workers from the Philippines with a platform to share their overseas working and living experiences, and interact with a community of Filipino overseas workers from around the world.

Our business offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. Our telephone number is (888) 770-5084. We have a website located at www.kababayanko.com; however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part.

From March 2011 until the end of December 2017, we operated a social networking website for overseas workers from the Philippines, www.kababayanko.com. Since January 2018, our business has focused on the marketing and sale of food supplements and vitamins. We anticipate that we will generate nominal revenues within 6 to 12 months following the website launch.

We have one executive officer, Mr. Eleazar Rivera, who serves as our President, Secretary and Treasurer. We have two directors: Mr. Rivera and Mr. Ronie Tan. We currently have nominal revenues and no significant assets. From March 24, 2011 (date of inception) to September 30, 2017 we have incurred accumulated net losses of $2,530,205. As of September 30, 2017 we had $40,157 in total assets and total liabilities of $1,655,357. We have sold and issued an aggregate of 113,405,751 shares of our common stock since our inception through the date of this Prospectus. 50,543,020 (or 44.57%) of the 113,405,751 shares are held by our sole officer and a director, Eleazar Rivera. 51,418,000 (or 45.3%) of the 113,405,751 shares are held by Ronie Tan.

OVERVIEW

Provided we raise sufficient proceeds from the offering, although there can be no assurance at the present time, we expect to start generating revenues within 6 to 12 months following launch.

We are in the early stage of our business plan. We currently have no revenues and no customers. Our activities to date have been limited to organizational matters, development of our business plan, development of our website, and efforts related to becoming a publicly traded company.

Our administrative offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We also conduct sales and marketing operations from Suite 6A-2 Victoria Station 1 #793 Edsa Cor., GMA Network Drive, Culiat, Quezon City, Second District, Philippines.

OUR WEBSITE

We have two websites: www.kababayanko.com and www.anavexchange.com. We expect to market and sell our food supplements and vitamins from our www.anavexchange.com website, which we expect to be fully operational by May 1, 2018.

PRODUCTS

Our primary products are food supplements and vitamins, which we will market and sell under the WellnessPro brand name. Lance Rivera and Ronie Tan, as individuals, have entered into a non-binding, undated Memorandum of Understanding, with Dr. Tatiana Kolpakov and Michael Kolpakov, in which the parties have memorialized their intent that the Company will acquire 70% of WellnessPro. The Memorandum of Understanding is subject to negotiation and completion definitive agreements to make such an acquisition and stockholder approval by the Company’s stockholders.

SALE OF THIRD-PARTY GOODS

The Company intends to manufacture its food supplements and vitamins products by using third-party manufacturers in the U.S.

COMPETITION AND COMPETITIVE STRATEGY

The level of competition in food supplements and vitamins industry is extremely high. Many of our established competitors have developed a brand following which would make our potential customers prefer their products over ours. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of food supplement and vitamin products, which would leave us at a disadvantage. The principal competitive factors in our industry are genetically specific, public taste and diet, pricing and quality of food supplements and vitamins. We will be in a market where we compete with many domestic and international companies offering similar food and vitamin products. We will be in direct competition with them. Many large companies, such as Herbalife and Isogenix, will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than we do. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar food supplement and vitamin products than us which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations. The Company has not yet entered the market and has no market penetration to date.

MARKETING & SALES STRATEGY

We plan to train sales persons at our offices in Manila, Philippines. We have already commenced training of approximately 50 sales persons in the Philippines to sell our food supplement and vitamin products directly to consumers at sales events which we plan to host at rented facilities. We also plan to market and sell our products directly from our website www.alphavetures.com

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters. Beyond our trade name, we do not hold any other intellectual property rights.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months following the date of this prospectus related to the development of our website.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Eleazar Rivera, our sole officer and a director, is our an employee, and he currently works full time on Company matters. Ronie Tan, a director, is also an employee who works fulltime on Company matters. In addition, the Company has 5 full-time employees.

FACILITIES

We currently do not rent any real property or offices. Our current administrative business address is 11801 Pierce St., 2nd Floor, Riverside, California 92505, where we usually receive mail and deliveries at such address.

We also conduct sales and marketing operations from Suite 6A-2 Victoria Station 1 #793 Edsa Cor., GMA Network Drive, Culiat, Quezon City, Second District, Philippines.

Eleazar Rivera, sole officer and director, works on Company business from a home office. This location serves as our primary office for planning and implementing our business plan. We believe this space is sufficient for our current purposes and will be sufficient until we raise financing and hire our software contractor. The Company intends to lease its own offices at such time as it has sufficient financing to do so. Management believes the current premises are sufficient for its needs at this time.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, file current and periodic reports, proxy statements and other information with the SEC. We have also filed with the Commission a Registration Statement on Form S-1, under the Securities Act of 1933, as amended, with respect to the securities offered by this prospectus. This prospectus, which forms a part of the registration statement, does not contain all the information set forth in the registration statement, as permitted by the rules and regulations of the Commission. You may obtain copies of our reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

OUR EXECUTIVE OFFICES

Our executive offices are located at 11801 Pierce St., 2nd Floor, Riverside, California 92505.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently do not rent any real property or offices. Our current administrative business address is 11801 Pierce St., 2nd Floor, Riverside, California 92505, where we usually receive mail and deliveries at such address. Our telephone number is (888) 770-5084.

We also conduct sales and marketing operations from Suite 6A-2 Victoria Station 1 #793 Edsa Cor., GMA Network Drive, Culiat, Quezon City, Second District, Philippines.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock have been quoted on the OTC Bulletin Board and the OTC PINK tier of the OTC Markets Group, Inc. under the stock symbol “ANAV,” since February 20, 2013. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2017	0.10	0.06
September 30, 2017	0.10	0.09
June 30, 2017	0.12	0.08
March 31, 2017	0.12	0.03
December 31, 2016	0.19	0.03
September 30, 2016	0.11	0.11
March 31, 2016	0.12	0.04
December 31, 2015	0.13	0.06

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725. Globex’s telephone number is (813) 344-4490.

HOLDERS

As of December 31, 2017 the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 13 holders of record.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2017, we generated revenues of $84,070. Our revenues were generated in 2017 and 2016, were primarily from the sale of the food supplements on an on-line marketplace.

Our gross profits for the year ended December 31, 2017 were $24,170, as compared to gross profits of $21,288 for the year ended December 31, 2016.

For the year ended December 31, 2017, we incurred total operating expenses of $833,274, consisting of marketing expenses of $314, wages of $656,495, rent of $1,365, travel of $40,092, professional fees of $68,454, office supplies of $431, computer and internet costs of $17,229, and other general and administrative expense of $48,894. For the year ended December 31, 2016, we incurred total operating expenses of $397,072, consisting of marketing expenses of $244, wages of $301,500, rent of $1,593, travel of $25,289, professional fees of $27,376, office supplies of $456, computer and internet costs of $15,879, and other general and administrative expense of $24,735. The increase in operating expenses was due primarily to an increase in our stock-based compensation increased by more than 100% from $301,500 in fiscal 2016 to $656,495 in fiscal 2017.

We incurred net losses of $809,104 and $375,784 for the years ended December 31, 2017 and 2016, respectively. The following table provides selected financial data about our company for the years ended December 31, 2017 and 2016.

Balance Sheet Data	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$2,068	$10,833
Total Assets	$53,714	$89,050
Total Liabilities	$2,144,980	$1,371,212
Shareholders’ Equity (Deficit)	$(2,091,266)	$(1,282,162)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2017 was $2,068 with $2,144,980 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $45,000,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation over the next 12-month period is as follows, assuming we offer and sale the amount of securities prospectively under review by the SEC for registration in our Registration Statement on Form S-1 (file no. 333-224132), filed with the SEC on April 4, 2018:

Gross Proceeds from this offering	Itemized %	Total %	$11,250,000	$22,500,000	$33,750,000	$45,000,000

Product Development
Company Acquisition and Development		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Health and Wellnes Industry	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Technology Company	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Infra Structures		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Licensing & Development	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Corporate Office Acquisition	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Executives Salaries (Max 10)		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Founder Dato	1.35%		$151,875	$303,750	$455,625	$607,500
Founder Lance	1.35%		$151,875	$303,750	$455,625	$607,500
CEO	1.20%		$135,000	$270,000	$405,000	$540,000
President	1.10%		$123,750	$247,500	$371,250	$495,000
CFO	1.00%		$112,500	$225,000	$337,500	$450,000
COO	1.00%		$112,500	$225,000	$337,500	$450,000
CMO	1.00%		$112,500	$225,000	$337,500	$450,000
CIO	1.00%		$112,500	$225,000	$337,500	$450,000
CSO	1.00%		$112,500	$225,000	$337,500	$450,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Staffs Salary (Max 70)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
VP Country (10 Countries)	4.0%		$450,000	$900,000	$1,350,000	$1,800,000
HR Manager (10 C'ries)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Sales & Marketing Manager (10 C)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Marketing Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Finance Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
CS Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Rank & File (10 C)	3.50%		$393,750	$787,500	$1,181,250	$1,575,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Expansion (10 Countries Max)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
USA	3%		$337,500	$675,000	$1,012,500	$1,350,000
Canada	1.50%		$168,750	$337,500	$506,250	$675,000
Mexico	2%		$225,000	$450,000	$675,000	$900,000
Malaysia	2%		$225,000	$450,000	$675,000	$900,000
Philippines	2%		$225,000	$450,000	$675,000	$900,000
Indonesia	2%		$225,000	$450,000	$675,000	$900,000

Singapore	1.50%		$168,750	$337,500	$506,250	$675,000
Thailand	2%		$225,000	$450,000	$675,000	$900,000
Russia	2%		$225,000	$450,000	$675,000	$900,000
Turkey	2%		$225,000	$450,000	$675,000	$900,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Inventory (6 Months Allocation)		25%	$2,812,500	$5,625,000	$8,437,500	$11,250,000
Weight Loss Products	10%		$1,125,000	$2,250,000	$3,375,000	$4,500,000
Dental Products	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Suplements Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Beverage Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Technology Gadgets	2.50%		$281,250	$562,500	$843,750	$1,125,000
Kits & Promotional & Collaterals	2%		$225,000	$450,000	$675,000	$900,000
Others eg stationanary	0.50%		$56,250	$112,500	$168,750	$225,000
TOTAL			$2,812,500	$5,625,000	$8,437,500	$11,250,000

Legal & Accounting		2%	$225,000	$450,000	$675,000	$900,000
SEC Lawyer	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Legal Team	0.70%		$78,750	$157,500	$236,250	$315,000
External Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Internal Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Finance Team	0.70%		$78,750	$157,500	$236,250	$315,000
TOTAL			$225,000	$450,000	$675,000	$900,000

Transfer Agent		0.20%	$22,500	$45,000	$67,500	$90,000

Over All Media Advertising & Printing		0.80%	$90,000	$180,000	$270,000	$360,000

Contingency		2%	$225,000	$450,000	$675,000	$900,000

GRAND TOTAL		100.00%	$11,250,000	$22,500,000	$33,750,000	$45,000,000

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2017.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positions

Eleazar Rivera	45	President, Treasurer and director
Ronie Tan	55	Secretary, Chairman of the Board and Director

Eleazar Rivera, Age 45

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

Mr. Rivera is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ronie Tan, Age 55

Director

Mr. Tan has served as a director since April 21, 2017. Mr. Tan served as Managing Director & Vice President of South Asia for Isagenix Worldwide LCC from 2012 to 2016. From 2001 to 2010, Mr. Tan served as Managing Director & Vice President of Herbalife International. Mr. Tan received his Ph.D. in Business Administration from Golden State University in California.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2017	300,000	-0-	_____	-0-	-0-	-0-	-0-	300,000
	2016	300,000	-0-	_____	-0-	-0-	-0-	-0-	300,000

_____________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal years ended December 31, 2017 and 2016:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eleazar Rivera(1)	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Ronie Tan(2)	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.
(2)	Appointed a director on April 21, 2017.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

We are a party to an Employment Agreement, dated November 23, 2014, with our President and Chief Executive Officer, and sole director, Eleazar Rivera. The Employment Agreement provides for an initial annual base salary, commencing November 23, 2014, of $300,000 for Mr. Rivera. The annual salary will increase by 10% on December 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 10% increase. The Employment Agreement also provides for (i) a bonus of cash compensation equal to 2% of all monthly net revenues of the Company, (ii) the Company to pay for Mr. Rivera’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for Mr. Rivera’s car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Rivera equal to his then current annual base salary rate upon the termination of the Mr. Rivera’s employment by the Company without cause or by Mr. Rivera for good reason or in the event of a change in control. The Employment Agreement also entitles Mr. Rivera to participate in our employee benefit programs and provide for other customary benefits. In addition, the Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to Mr. Rivera as of the date of this Prospectus). Finally, the Employment Agreement prohibits Mr. Rivera from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

We are a party to an Employment Agreement, dated December 1, 2017, with a director, Ronie Tan. The Employment Agreement provides for an initial annual base salary, commencing December 1, 2017, of $300,000 for Mr. Tan. The annual salary will increase by 10% on December 1 of each year, beginning in 2018, based on the salary due in the year prior to each such 10% increase. The Employment Agreement also provides for (i) a bonus of cash compensation equal to 2% of all monthly net revenues of the Company, (ii) the Company to pay for Mr. Tan’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for Mr. Tan’s car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Tan equal to his then current annual base salary rate upon the termination of the Mr. Tan’s employment by the Company without cause or by Mr. Tan for good reason or in the event of a change in control. The Employment Agreement also entitles Mr. Tan to participate in our employee benefit programs and provide for other customary benefits. In addition, the Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to Mr. Tan as of the date of this Prospectus). Finally, the Employment Agreement prohibits Mr. Tan from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2017 and 2016:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronie Tan(2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	0-	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.
(2)	Appointed a director on April 21, 2017.

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

The following table lists, as of December 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2017.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Eleazar Rivera(3)	50,543,020	44.57%
Common Stock	Ronie Tan(4)	51,418,000	45.3%
All directors and executive officers as a group (2 persons)		101,961,020	89.87%

____________

(1)	The percentages below are based on 113,405,751 shares of our common stock issued and outstanding as of the date of this Prospectus.
(2)	c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.
(3)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.
(4)	Appointed a director on April 21, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $857,421 as of December 31, 2017. Of this amount, $557,421 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

We are a party to an Employment Agreement, dated November 23, 2014, with our President and Chief Executive Officer, and a director, Eleazar Rivera. The Employment Agreement provides for an initial annual base salary, commencing November 23, 2014, of $300,000 for Mr. Rivera. The annual salary will increase by 10% on December 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 10% increase. The Employment Agreement also provides for (i) a bonus of cash compensation equal to 2% of all monthly net revenues of the Company, (ii) the Company to pay for Mr. Rivera’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for Mr. Rivera’s car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Rivera equal to his then current annual base salary rate upon the termination of the Mr. Rivera’s employment by the Company without cause or by Mr. Rivera for good reason or in the event of a change in control. The Employment Agreement also entitles Mr. Rivera to participate in our employee benefit programs and provide for other customary benefits. In addition, the Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to Mr. Rivera as of the date of this Prospectus). Finally, the Employment Agreement prohibits Mr. Rivera from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

We are a party to an Employment Agreement, dated December 1, 2017, with a director, Ronie Tan. The Employment Agreement provides for an initial annual base salary, commencing December 1, 2017, of $300,000 for Mr. Tan. The annual salary will increase by 10% on December 1 of each year, beginning in 2018, based on the salary due in the year prior to each such 10% increase. The Employment Agreement also provides for (i) a bonus of cash compensation equal to 2% of all monthly net revenues of the Company, (ii) the Company to pay for Mr. Tan’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for Mr. Tan’s car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Tan equal to his then current annual base salary rate upon the termination of the Mr. Tan’s employment by the Company without cause or by Mr. Tan for good reason or in the event of a change in control. The Employment Agreement also entitles Mr. Tan to participate in our employee benefit programs and provide for other customary benefits. In addition, the Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to Mr. Tan as of the date of this Prospectus). Finally, the Employment Agreement prohibits Mr. Tan from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Yu Certified Accountant PC (“YCA”) for the audit of our annual financial statements for the year ended December 31, 2017 and fees billed for other services rendered by YCA:

	Year Ended December 31,
	2017	2016

Audit Fees (1)	$12,000	$8,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$12,000	$8,000

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 17, 2018	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

Date: April 17, 2018	By:	/s/ Ronie Tan
		Name:	Ronie Tan
		Title:	Director

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc.(1)
3.1.1	Certificate of Incorporation of Registrant(2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.