Form 10-Q
period 2018-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-05-22
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2018, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$6,560	$2,068
Accounts receivable	74,605	41,557
Total current assets	81,165	43,625

Property and equipment, net	8,516	10,089

Total assets	$89,681	$53,714

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$929,595	$857,421
Accounts payable	37,559	37,559.00
Accrued compensation	1,400,000	1,250,000
Total current liabilities	2,367,154	2,144,980

Total liabilities	2,367,154	2,144,980

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,192,478)	(3,006,271)
Total stockholders' deficit	(2,277,473)	(2,091,266)
Total liabilities and stockholders' deficit	$89,681	$53,714

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017

Revenue	$33,048	$3,492

Cost of revenue	24,258	2,662

Gross profit	8,790	830

General and Administrative expenses:
Marketing expenses	325	—
Wages	151,000	95,015
Rent	206	297
Travel	20,260	12,435
Professional	6,202	6,830
Office supplies	6	14
Computer and internet	2,779	2,841
Other general and administrative expenses	14,218	11,953
Total operating expenses	194,996	129,385
Net loss	(186,206)	(128,555)
Other comprehensive income/(loss)	—	—
Comprehensive income/(loss)	$(186,206)	$(128,555)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(186,206)	$(128,555)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	1,573	1,573
Change in current assets and liabilities:
Accounts receivable	(33,048)	36,298
Accounts Payable	—
Accrued compensation	150,000	75,000
Inventory	—
Net cash used from operating activities	(67,681)	(15,684)

Cash flows from investing activities:
Net cash flows provided in investing activities	—	—

Cash flows from financing activities:
Loan from related party	72,173	11,743
Net cash flows provided by financing activities	72,173	11,743
Net increase (decrease) in cash flows	4,492	(3,941)

Cash and equivalents, beginning of period	2,068	10,833
Cash and equivalents, end of period	$6,560	$6,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2018

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2018 and for the year ended December 31, 2017.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2018

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2017.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2018 and December 31, 2017. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the three months ended March 31 and for the year ended December 31, 2017.

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

March 31, 2018

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

Recently Issued Accounting Pronouncements:

For the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2018, the Company had an accumulated deficit of $3,192,475. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2018

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2017	2017

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	35,616	34,043
Property and equipment, net	$8,516	$10,089

The Company recorded depreciation expense of $1,573 and $6,292 for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2017 and December 31, 2016 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $ 929,595 as of March 31, 2018 and $857,421 as of December 31, 2017. Of this amount, $629,594 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

March 31, 2018

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

The balance of this accrued compensation as of March 31, 2018 was $1,250,000. The balance at December 31, 2017 was $1,250,000.

Note 7 - Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2018 and May 21, 2018, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 21, 2018, including the estimates inherent in the processing of the financial statements.

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

The offering price of the 100,000,000 shares being offered has been determined arbitrarily by the management. The price does not bear any relationship to the company’s assets, book value, earnings, or other established criteria for valuing a privately held company. In determining the number of shares to be offered and the offering price, the company took into consideration its cash on hand and the amount of money the company would need to implement its business plan. Accordingly, the offering price should not be considered an indication of the actual value of the securities. The will not receive any of the proceeds from the sale of the 10,000,000 common shares being offered for sale by the selling stockholders, which 10,000,000 shares of our common stock may be offered and sold from time to time by the selling stockholders. The selling shareholders will sell our shares at prevailing market prices or privately negotiated prices.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2018

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

Beneficial ownership is determined in accordance with Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of the company’s common stock issued and outstanding as of the date of the prospectus. The company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. None of the selling stockholders is a broker-dealer or an affiliate of a broker-dealer.

Name of Selling Shareholder	Shares Owned Before the Offering	Total Number of Shares to be Offered for the Security Holder’s Account	Total Shares Owned After the Offering is complete	Percentage of Shares Owned After the Offering is complete

Eleazar Rivera	50,543,020	5,000,000	45,543,020	21.34%
Ronie Tan	51,418,000	5,000,000	46,418,000	21.75%
Totals	101,961,020	10,000,000	91,961,020	43.09%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2017 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 24, 2018.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $929,595 from our sole director and officer. Of this amount, $629,595 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

We recorded no revenues for the three ending March 31, 2016 and 2015. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended March 31, 2018 we incurred total operating expenses and losses of $186,204, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $325 of marketing expenses, wages of $151,000, Rent of $206, travel expenses of $20,260, professional fees of $6,202, offices supplies of $6, computed and Internet expenses of $2,799, and other general and administrative expenses of $14,218.

By contrast, for the three months ended March 31, 2017, we incurred total operating expenses and losses of $128,555, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $0of marketing expenses, wages of $95,015, travel expenses of $12,435, professional fees of $6,830, offices supplies of $14, computer and Internet expenses of $2,841, and other general and administrative expenses of $11,953.

Liquidity and Capital Resources

At March 31, 2018, we had a cash balance of $6,560.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2018.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 21, 2018	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)