Form 10-Q/A
period 2018-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-06-11
CIK 1491829

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

As of June 8, 2018, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 93.2% control the Company’s sole officer and two directors hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$6,560	$2,068
Accounts receivable	74,605	41,557
Total current assets	81,165	43,625

Property and equipment, net	8,516	10,089

Total assets	$89,681	$53,714

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$929,595	$857,421
Accounts payable	38,892	37,559.00
Accrued compensation	1,400,000	1,250,000
Total current liabilities	2,368,487	2,144,980

Total liabilities	2,368,487	2,144,980

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,193,811)	(3,006,271)
Total stockholders' deficit	(2,278,806)	(2,091,266)
Total liabilities and stockholders' deficit	$89,681	$53,714

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017

Revenue	$33,048	$3,492

Cost of revenue	24,258	2,662

Gross profit	8,790	830

General and Administrative expenses:
Marketing expenses	325	—
Wages	151,000	95,015
Rent	206	297
Travel	20,260	12,435
Professional	7,535	6,830
Office supplies	6	14
Computer and internet	2,779	2,841
Other general and administrative expenses	14,218	11,953
Total operating expenses	196,329	129,385
Net loss	(187,539)	(128,555)
Other comprehensive income/(loss)	—	—
Comprehensive income/(loss)	$(186,206)	$(128,555)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(186,206)	$(128,555)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	1,573	1,573
Change in current assets and liabilities:
Accounts receivable	(33,048)	36,298
Accounts Payable	1,333
Accrued compensation	150,000	75,000
Inventory	—
Net cash used from operating activities	(67,681)	(15,684)

Cash flows from investing activities:
Net cash flows provided in investing activities	—	—

Cash flows from financing activities:
Loan from related party	72,173	11,743
Net cash flows provided by financing activities	72,173	11,743
Net increase (decrease) in cash flows	4,492	(3,941)

Cash and equivalents, beginning of period	2,068	10,833
Cash and equivalents, end of period	$6,560	$6,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the three months ended March 31, 2018 and for the year ended December 31, 2017.

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company's assessment of its customers' creditworthiness, As of March 31, 2018 and December 31, 2017 and 2016, no allowance for doubtful accounts has been provided..

Recently Issued Accounting Pronouncements:

For the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2018, the Company had an accumulated deficit of $3,193,811. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The company had no new shares issued for the three month ended March 31, 2018, and the years 2017, 2016 and 2015.

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

The balance of this accrued compensation as of March 31, 2018 was $1,400,000. The balance at December 31, 2017 was $1,250,000.

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

Our activities have been financed primarily from cash loans from our sole director and officer. Due to related parties included in the balance sheets as of March 31, 2018 and December 31, 2017 were loans from the Company’s director and Chief Executive Officer, Eleazar Rivera. He has lent the Company noninterest bearing amounts of $929,595 as of March 31, 2018. Of this amount, $629,595 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

PLAN OF OPERATION

We are a development stage corporation which operates a food products and beverage business and have not yet generated or realized only nominal revenues from our business.

Our plan of operation for the following 12 months is as follows, provided that we raise sufficient funds to commence such plan:

We have filed with the SEC a Registration Statement on Form S-1 with respect to a public offering of 100,000,000 shares of our common stock, which offering is being made on a self-underwritten basis, and no minimum number of shares must be sold in order for the offering to proceed. The net proceeds to us from the sale of up to 100,000,000 shares offered at a public offering price of $0.45 per share will vary depending upon the total number of shares sold. Regardless of the number of shares sold, we expect to incur offering expenses estimated at $16,899 for legal, accounting, printing and other costs in connection with this prospective offering.

The following table sets forth the uses of proceeds from the primary offering would be used assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company.  There is no assurance that we will raise the full $45,000,000 as anticipated.

			If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
Gross Proceeds from this offering	Itemized %	Total %	$11,250,000	$22,500,000	$33,750,000	$45,000,000

Product Development
Company Acquisition and Development		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Health and Wellness Industry	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Technology Company	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Infra Structures		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Licensing & Development	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Corporate Office Acquisition	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Executives Salaries (Max 10)		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Founder Dato	1.35%		$151,875	$303,750	$455,625	$607,500
Founder Lance	1.35%		$151,875	$303,750	$455,625	$607,500
CEO	1.20%		$135,000	$270,000	$405,000	$540,000
President	1.10%		$123,750	$247,500	$371,250	$495,000
CFO	1.00%		$112,500	$225,000	$337,500	$450,000
COO	1.00%		$112,500	$225,000	$337,500	$450,000
CMO	1.00%		$112,500	$225,000	$337,500	$450,000
CIO	1.00%		$112,500	$225,000	$337,500	$450,000
CSO	1.00%		$112,500	$225,000	$337,500	$450,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Staffs Salary (Max 70)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
VP Country (10 Countries)	4.0%		$450,000	$900,000	$1,350,000	$1,800,000
HR Manager (10 C'ries)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Sales & Marketing Manager (10 C)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Marketing Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Finance Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
CS Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Rank & File (10 C)	3.50%		$393,750	$787,500	$1,181,250	$1,575,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Expansion (10 Countries Max)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
USA	3%		$337,500	$675,000	$1,012,500	$1,350,000
Canada	1.50%		$168,750	$337,500	$506,250	$675,000
Mexico	2%		$225,000	$450,000	$675,000	$900,000
Malaysia	2%		$225,000	$450,000	$675,000	$900,000
Philippines	2%		$225,000	$450,000	$675,000	$900,000
Indonesia	2%		$225,000	$450,000	$675,000	$900,000
Singapore	1.50%		$168,750	$337,500	$506,250	$675,000
Thailand	2%		$225,000	$450,000	$675,000	$900,000
Russia	2%		$225,000	$450,000	$675,000	$900,000
Turkey	2%		$225,000	$450,000	$675,000	$900,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Inventory (6 Months Allocation)		25%	$2,812,500	$5,625,000	$8,437,500	$11,250,000
Weight Loss Products	10%		$1,125,000	$2,250,000	$3,375,000	$4,500,000
Dental Products	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Suplements Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Beverage Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Technology Gadgets	2.50%		$281,250	$562,500	$843,750	$1,125,000
Kits & Promotional & Collaterals	2%		$225,000	$450,000	$675,000	$900,000
Others eg stationanary	0.50%		$56,250	$112,500	$168,750	$225,000
TOTAL			$2,812,500	$5,625,000	$8,437,500	$11,250,000

Legal & Accounting		2%	$225,000	$450,000	$675,000	$900,000
SEC Lawyer	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Legal Team	0.70%		$78,750	$157,500	$236,250	$315,000
External Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Internal Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Finance Team	0.70%		$78,750	$157,500	$236,250	$315,000
TOTAL			$225,000	$450,000	$675,000	$900,000

Transfer Agent		0.20%	$22,500	$45,000	$67,500	$90,000

Over All Media Advertising & Printing		0.80%	$90,000	$180,000	$270,000	$360,000

Contingency		2%	$225,000	$450,000	$675,000	$900,000

GRAND TOTAL		100.00%	$11,250,000	$22,500,000	$33,750,000	$45,000,000

The above figures represent only estimated costs. All proceeds will be deposited into our corporate bank account. Any funds that we raise from our offering of 100,000,000 shares will be deposited in a Company bank account in the United States immediately available for our use and will not be returned to investors. We do not have any arrangements to place the funds received from our offering of $45,000,000 in an escrow, trust or similar account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. If a creditor sues us and obtains a judgment against us, the creditor could garnish the bank account and take possession of the subscriptions.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The Company’s revenue was $33,048 and $3,492 for the quarters ended March 31, 2018 and 2017, respectively, an increase of $29,556, or 90%. All of the Company’s revenue was derived from sale of products through social marketing.

Total expenses were $196,329 for the quarter ended March 31, 2018 as compared to $129,385 for the quarter ended March 31, 2017, an increase of $66,944 or 35%. Wages were $151,000 or 73% of the Company’s total expenses for the quarter ended March 31, 2018 and $95,015 or 94.3% of the Company’s total expenses for the quarter ended March 31, 2017. Travel was $20,260 for the quarter ended March 31, 2018 and $12,435 for the quarter ended March 31, 2017. Professional fees were 7,535 for the quarter ended March 31, 2018 and $6,830 for the quarter ended March 31, 2017. Rent was $206 for the quarter ended March 31, 2018 and $297 for the quarter ended March 31, 2017. Computer and Internet expenses were $2,779 for the quarter ended March 31, 2018 and $2,841 for the quarter ended March 31, 2017. Other general and administrative expenses were $14,218 for the quarter ended March 31, 2018 and $11,953 for the quarter ended September 30, 2016.

Net income (loss) was a net loss of $187,539 for the quarter ended March 31, 2018, compared to a net loss of $128,555 for the quarter ended March 31, 2017, an increase of $58.984 or 31.5%. The increase in net loss was primarily the result of the Company’s increased wages to employees, increased travel costs .

Liquidity and Capital Resources

As of March 31, 2018, we had cash totaling $6,560, total assets of $89,681, total liabilities of $2,368,487 and working capital of $(2,278,806). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: June 11, 2018	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)