Form 10-Q
period 2018-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-08-20
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2018, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$5,709	$2,068
Accounts receivable	81,507	41,557
Total current assets	87,216	43,625

Property and equipment, net	6,943	10,089

Total assets	$94,159	$53,714

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$992,807	$857,421
Accounts payable	14,247	37,559
Accrued compensation	1,550,000	1,250,000
Total current liabilities	2,557,054	2,144,980

Total liabilities	2,557,054	2,144,980

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,377,900)	(3,006,271)
Total stockholders' deficit	(2,462,895)	(2,091,266)
Total liabilities and stockholders' deficit	$94,159	$53,714

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$16,627	$3,931	$49,675	$7,423

Cost of revenue	11,248	3,024	35,505	5,686

Gross profit	5,379	907	14,170	1,737

General and Administrative expneses:
Marketing expenses	—	299	325	299
Wages	155,300	77,000	306,300	172,015
Rent	206	317	412	614
Travel	11,911	2,013	32,171	14,448
Professional	3,750	4,570	3,750	11,400
Office supplies	1,382	—	1,388	14
Computer and internet	4,085	1,358	6,865	4,199
Other general and adminstrative expneses	20,369	6,176	34,586	18,129
Total operating expenses	197,003	91,733	385,797	221,118
(Loss) from operations	(191,624)	(90,826)	(371,627)	(219,381)
Other comprehensive income/(loss)	—	—	—	—
Comprehensive loss	$(191,624)	$(90,826)	$(371,627)	$(219,381)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(371,627)	$(219,381)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation	3,144	3,146
Loss on distribution of property
Change in current assets and liabilities:
Accounts receivable	(39,950)	38,688
Inventory	—	—
Net cash used from operating activities	(408,433)	(177,547)
Cash flows from financing activities:
Accounts payable	(23,312)	—
Accrued compensation	300,000	—
Related party transaction	135,386	177,075
Net cash flows provided from financing activities	412,074	177,075
Net cash flows	3,641	(472)

Cash and equivalents, beginning of period	2,068	10,832
Cash and equivalents, end of period	$5,709	$10,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2018

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2018 and for the year ended December 31, 2017.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2018

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2018 and December 31, 2017. The Company did not engage in any transaction involving derivative instruments.

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

June 30, 2018

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of June 30, 2018 and December 31, 2017, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For six months ended June 30, 2018 and for the year ended December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit of $3,377,900. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2018

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2018	2017

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	37,189	34,043
Property and equipment, net	$6,943	$10,089

The Company recorded depreciation expense of $3,144 and $6,292 for the sin month ended June 30, 2018 and for the year ended December 31, 2017, respectively.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2018 and December 31, 2017 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $992,807 and $857,421 as of December 31, 2017. Of this amount, $692,807 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the six months ended June 30, 2018 and for the years 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2018

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

The balance of this accrued compensation as of June 30, 2018 was $1,550,000. The balance at December 31, 2017 was $1,250,000.

Note 7 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2017 and August 17, 2018, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 17, 2018, including the estimates inherent in the processing of the financial statements.

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

June 30, 2018

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

Name of selling shareholder	Shares owned before offering	Total No. of shares to be offered	Total shares owned after offering	Percentage of shares owned after offering

Eleazar Rivera	50,543,020	5,000,000	45,543,020	21.34%

Ronnie Tan	51,418,000	5,000,000	46,418,000	21.75%

Total	101,961,020	10,000,000	91,961,020	43.09%

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

Our activities have been financed primarily from cash loans in the principal amount of $992,807 from our sole director and officer. Of this amount, $692,807 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

			If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
Gross Proceeds from this offering	Itemized %	Total %	$11,250,000	$22,500,000	$33,750,000	$45,000,000

Product Development
Company Acquisition and Development		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Health and Wellness Industry	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Technology Company	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Infra Structures		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Licensing & Development	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Corporate Office Acquisition	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Executives Salaries (Max 10)		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Founder Dato	1.35%		$151,875	$303,750	$455,625	$607,500
Founder Lance	1.35%		$151,875	$303,750	$455,625	$607,500
CEO	1.20%		$135,000	$270,000	$405,000	$540,000
President	1.10%		$123,750	$247,500	$371,250	$495,000
CFO	1.00%		$112,500	$225,000	$337,500	$450,000
COO	1.00%		$112,500	$225,000	$337,500	$450,000
CMO	1.00%		$112,500	$225,000	$337,500	$450,000
CIO	1.00%		$112,500	$225,000	$337,500	$450,000
CSO	1.00%		$112,500	$225,000	$337,500	$450,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Staffs Salary (Max 70)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
VP Country (10 Countries)	4.0%		$450,000	$900,000	$1,350,000	$1,800,000
HR Manager (10 C'ries)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Sales & Marketing Manager (10 C)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Marketing Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Finance Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
CS Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Rank & File (10 C)	3.50%		$393,750	$787,500	$1,181,250	$1,575,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Expansion (10 Countries Max)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
USA	3%		$337,500	$675,000	$1,012,500	$1,350,000
Canada	1.50%		$168,750	$337,500	$506,250	$675,000
Mexico	2%		$225,000	$450,000	$675,000	$900,000
Malaysia	2%		$225,000	$450,000	$675,000	$900,000
Philippines	2%		$225,000	$450,000	$675,000	$900,000
Indonesia	2%		$225,000	$450,000	$675,000	$900,000
Singapore	1.50%		$168,750	$337,500	$506,250	$675,000
Thailand	2%		$225,000	$450,000	$675,000	$900,000
Russia	2%		$225,000	$450,000	$675,000	$900,000
Turkey	2%		$225,000	$450,000	$675,000	$900,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Inventory (6 Months Allocation)		25%	$2,812,500	$5,625,000	$8,437,500	$11,250,000
Weight Loss Products	10%		$1,125,000	$2,250,000	$3,375,000	$4,500,000
Dental Products	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Supplements Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Beverage Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Technology Gadgets	2.50%		$281,250	$562,500	$843,750	$1,125,000
Kits & Promotional & Collaterals	2%		$225,000	$450,000	$675,000	$900,000
Others eg stationary	0.50%		$56,250	$112,500	$168,750	$225,000
TOTAL			$2,812,500	$5,625,000	$8,437,500	$11,250,000

Legal & Accounting		2%	$225,000	$450,000	$675,000	$900,000
SEC Lawyer	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Legal Team	0.70%		$78,750	$157,500	$236,250	$315,000
External Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Internal Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Finance Team	0.70%		$78,750	$157,500	$236,250	$315,000
TOTAL			$225,000	$450,000	$675,000	$900,000

Transfer Agent		0.20%	$22,500	$45,000	$67,500	$90,000

Over All Media Advertising & Printing		0.80%	$90,000	$180,000	$270,000	$360,000

Contingency		2%	$225,000	$450,000	$675,000	$900,000

GRAND TOTAL		100.00%	$11,250,000	$22,500,000	$33,750,000	$45,000,000

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The Company’s revenue was $49,675 and $7,423 for the six months ended June 30, 2018 and 2017, respectively, an increase of $42,252, or 569%. All of the Company’s revenue was derived from sales of food supplements on an on-line market place.

Total expenses were $371,627 for the six months ended June 30, 2018 as compared to $219,381 for the six months ended June 30, 2017, an increase of $164,679 or 74%. Wages were $306,300 or 79% of the Company’s total expenses for the six months ended June 30, 2018 and $172,015 or 78% of the Company’s total expenses for the six months ended June 30, 2017. Travel was $32,171 for the six months ended June 30, 2018 and $14,448 for the six months ended June 30, 2017. Professional fees were 3,750 for the six months ended June 30, 2018 and $11,400 for the six months ended June 30, 2017. Rent was $412 for the six months ended June 30, 2018 and $614 for the six months ended June 30, 2017. Computer and Internet expenses were $6,865 for the six months ended June 30, 2018 and $4,199 for the six months ended June 30, 2017. Other general and administrative expenses were $34,586 for the six months ended June 30, 2018 and $18,129 for the six months ended June 30, 2017.

Net income (loss) was a net loss of $371,627 for the six months ended June 30, 2018, compared to a net loss of $219,381 for the six months ended June 30, 2017, an increase of $152,246 or 69%. The increase in net loss was primarily the result of the Company’s increased wages to employees, increased travel costs .

Liquidity and Capital Resources

As of June 30, 2018, we had cash totaling $5,709, total assets of $94,159, total liabilities of $2,557,054 and working capital of $(2,469,838).  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 17, 2018	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)