Form 10-Q
period 2018-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2018-11-19
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2018, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30 , 2018

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
ASSETS
Current assets:
Cash	$2,817	$2,068
Accounts receivable	109,432	41,557
Total current assets	112,249	43,625

Property and equipment, net	5,370	10,089

Total assets	$117,619	$53,714

LIABILITIES
Current liabilities:
Accrued taxes payable
Related Party:
Advances from related party	1,073,300	857,421
Accounts payable	14,247	37,559
Accrued compensation	1,700,000	1,250,000
Total current liabilities	2,787,547	2,144,980

Total liabilities	2,787,547	2,144,980

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,584,933)	(3,006,271)
Total stockholders' deficit	(2,669,928)	(2,091,266)
Total liabilities and stockholders' deficit	$117,619	$53,714

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$51,893	$3,515	$101,567	$10,938

Cost of revenue	35,193	2,704	70,699	8,389

Gross profit	16,700	811	30,868	2,549

General and Administrative expneses:
Marketing expenses	—	15	325	314
Wages	158,940	81,500	465,240	251,515
Rent	442	472	854	1,086
Travel	28,631	9,026	60,802	23,474
Professional	4,391	5,276	8,141	16,675
Office supplies	410	2	1,798	16
Computer and internet	9,933	5,324	16,798	9,523
Other general and adminstrative expenses	20,986	12,853	55,572	32,984
Total operating expenses	223,733	114,468	609,530	335,587
(Loss) from operations	(207,033)	(113,657)	(578,662)	(333,038)
Other comprehensive income/(loss)	—	—
Comprehensive loss	$(207,033)	$(113,657)	$(578,662)	$(333,038)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2017

Cash flows from operating activities:
Net loss	$(578,662)	$(333,038)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation	4,719	4,719
Change in current assets and liabilities:
Accounts receivable	(67,875)	35,173
Accounts payable	(23,312)	—
Accrued wages	450,000	225,000
Net cash used from operating activities	(215,130)	(68,146)

Cash flows from financing activities:
Related party transaction	215,879	59,145
Net cash flows provided from financing activities	215,879	59,145
Net cash flows	749	(9,001)

Cash and equivalents, beginning of period	2,068	10,833
Cash and equivalents, end of period	$2,817	$1,832
	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2018

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2018

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018 and December 31, 2017. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the nine months ended September 30, 2018 and for year ended December 31, 2017.

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

September 30, 2018

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of September 30, 2018 and December 31, 2017, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For nine months ended September 30, 2018 and for the year ended December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit of $2,669,928. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2018

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2018	2017

Transportation Equipment	$44,132	$44,132
Less: Accumulated Depreciation	38,762	34,043
Property and equipment, net	$5,370	$10,089

The Company recorded depreciation expense of $4,719 and $6,292 for the nine month ended September 30, 2018 and for the year ended December 31, 2017, respectively.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2018 and December 31, 2017 were loans from the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,073,300 and $857,421 as of September 30, 2018 and December 31, 2017, respectively. Of this amount, $773,300 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the nine months ended September 30, 2018 and for the years 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2018

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

The balance of this accrued compensation as of September 30, 2018 was $1,700,000. The balance at December 31, 2017 was $1,250,000.

Note 7 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2017 and November 19, 2018, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 17, 2018, including the estimates inherent in the processing of the financial statements.

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

Any funds that will be raised from the offering of 100,000,000 common shares shall be immediately available for use as follows:

Product Development	10%
Infrastructure	10%
Executive salaries	10%
Staff salaries	20%
Expansion to 10 countries	20%
Inventory for 6 months allocations	25%
Legal and accounting	2%
Transfer agent, contingencies and other expenses	3%

Total	100%

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

September 30, 2018

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

Our activities have been financed primarily from cash loans in the principal amount of $1,073,300 from our sole director and officer. Of this amount, $773,300 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The Company’s revenue was $51,893 and $3,515 for the quarters ended September 30, 2018 and 2017, respectively, an increase of $48,379, or 1,376%. All of the Company’s revenue was derived from sales of food supplements on an on-line market.

Total expenses were $223,733 for the quarter ended September 30, 2018 as compared to $114,468 for the quarter ended September 30, 2017, an increase of $109,265 or 95.45%. Wages were $150,000 or 67.04% of the Company’s total expenses for the quarter ended September 30, 2018 and $81,500 or 71.1% of the Company’s total expenses for the quarter ended September 30, 2017. Travel was $28,631 or 12.80% of the Company’s total expenses for the quarter ended September 30, 2018 and $9,026 or 7.8% of the Company’s total expenses for the quarter ended September 30, 2017. Professional fees were $4,391 or 19.63% of the Company’s total expenses for the quarter ended September 30, 2018 and $5,276 or 4.60% of the Company’s total expenses for the quarter ended September 30, 2017. Rent was $442.00 or 0.20% of the Company’s total expenses for the quarter ended September 30, 2018 and $472 or 0.40% of the Company’s total expenses for the quarter ended September 30, 2017. Computer and Internet expenses were $9,933 or 4.44% of the Company’s total expenses for the quarter ended September 30, 2018 and $5,324 or 4.6% of the Company’s total expenses for the quarter ended September 30, 2017. Other general and administrative expenses were $20,986 or 9.38% of the Company’s total expenses for the quarter ended September 30, 2018 and $12,853 or 11.2% of the Company’s total expenses for the quarter ended September 30, 2017.

Net income (loss) was a net loss of $207,033 for the quarter ended September 30, 2018, compared to a net loss of $113,657 for the quarter ended September 30, 2017, an increase of $93,376 or 82.16%. The decrease in net income was primarily the result of the Company’s revenue remaining the same while its expenses increased by a larger ratio, as a percentage of revenue for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The Company’s revenue was $101,567 and $10,938 for the quarters ended September 30, 2018 and 2017, respectively, a increase of $90,630, or 827%. All of the Company’s revenue was derived from. The increase in revenue was primarily attributable to increased marketing efforts.

Total expenses were $609,530 for the nine months ended September 30, 2018 as compared to $335,587 for the nine months ended September 30, 2017, an increase of $273,944 or 81.63%. Wages were $465,240 for the nine months ended September 30, 2018 as compared to $251,515 for the nine months ended September 30, 2017, an increase of $213,725 or 85%. Travel was $60,802 or 10% of the Company’s total expenses for the nine months ended September 30, 2018 and $23.474 or 6.9% of the Company’s total expenses for the nine months ended September 30, 2017. Professional fees were $8,141 or 1.33% of the Company’s total expenses for the nine months ended September 30, 2018 and $16,675 or 4.9% of the Company’s total expenses for the nine months ended September 30, 2017. Rent was $854 or 0.1% of the Company’s total expenses for the nine months ended September 30, 2018 and $1,086 or 0.3% of the Company’s total expenses for the nine months ended September 30, 2017. Computer and Internet expenses were $16,798 or 2.8% of the Company’s total expenses for the nine months ended September 30, 2018 and $9,523 or 2.8% of the Company’s total expenses for the nine months ended September 30, 2017. Other general and administrative expenses were $55,572 or 9.11% of the Company’s total expenses for the nine months ended September 30, 2018 and $32,984 or 9.83% of the Company’s total expenses for the nine months ended September 30, 2017.

Net income (loss) was a net loss of $578,662 for the nine months ended September 30, 2018, compared to a net loss of $333,038 for the nine months ended September 30, 2017, an increase of $245.624 or 73.75%. The decrease in net income was primarily the result of the Company’s revenue remaining the same while its expenses increased by a larger ratio, as a percentage of revenue for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash totaling $2,817, total assets of $117,619, total liabilities of $2,787,547 and working capital of $(2,675,298).  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2018.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: November 19, 2018	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)