Form 10-K
period 2018-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2019-04-15
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
	☐	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☑

At June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $801,131. At April 12, 2019, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

We have one executive officer, Mr. Eleazar Rivera, who serves as our President, Secretary and Treasurer. We have two directors: Mr. Rivera and Mr. Ronie Tan. We currently have nominal revenues and no significant assets. From March 24, 2011 (date of inception) to March 31, 2018 we have incurred accumulated net losses of $3,192,478. As of March 31, 2018 we had $89,681 in total assets and total liabilities of $2,367,154. We have sold and issued an aggregate of 113,405,751 shares of our common stock since our inception through the date of this Prospectus. 50,543,020 (or 44.57%) of the 113,405,751 shares are held by our sole officer and a director, Eleazar Rivera. 51,418,000 (or 45.3%) of the 113,405,751 shares are held by Ronie Tan.

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

OUR WEBSITE

We have two websites: www.kababayanko.com and www.anavexchange.com. We expect to market and sell our food supplements and vitamins from our www.anavexchange.com website.

PRODUCTS

Our primary products are food supplements and vitamins, which we will market and sell under the WellnessPro brand name. Lance Rivera and Ronie Tan, as individuals, have entered into a non-binding, undated Memorandum of Understanding, with Dr. Tatiana Kolpakov and Michael Kolpakov, in which the parties have memorialized their intent that the Company will acquire 70% of WellnessPro. The Memorandum of Understanding is subject to negotiation and completion definitive agreements to make such an acquisition and stockholder approval by the Company’s stockholders. An acquisition of 70% of WellnessPro, or any other acquisition, is not probable.

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

Eleazar Rivera, sole officer and a director, works on Company business from a home office. This location serves as our primary office for planning and implementing our business plan. We believe this space is sufficient for our current purposes and will be sufficient until we raise financing and hire our software contractor. The Company intends to lease its own offices at such time as it has sufficient financing to do so. Management believes the current premises are sufficient for its needs at this time.

OUR EXECUTIVE OFFICES

Our corporate headquarters is located at 11801 Pierce St., 2nd Floor, Riverside, California 92505 and our telephone number is (888) 770-5084.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
March 31, 2019	0.19	0.05
December 31, 2018	0.19	0.10
September 31, 2018	0.04	0.32
June 30, 2018	0.05	0.10
March 31, 2018	0.10	0.08
December 31, 2017	0.10	0.06
September 30, 2017	0.10	0.09
June 30, 2017	0.12	0.08
March 31, 2017	0.12	0.03

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725. Globex’s telephone number is (813) 344-4490.

HOLDERS

As of December 31, 2018 the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 13 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the years ended December 31, 2018 and 2017, we generated revenues of $141,538 and $84,070, respectively. The cost of such revenue for the years ended December 31, 2018 and 2017, was $105,993 and $59,900, respectively. Our revenues were generated in 2018 and 2017, were primarily from the sale of food supplements on our on-line marketplace.

Our gross profits for the year ended December 31, 2018 and 2017, were $35,545 and $24,170, respectively.

For the year ended December 31, 2018, we incurred total operating expenses of $794,372, consisting of marketing expenses of $325, wages of $614,220, rent of $1,266, travel of $83,516, professional fees of $33,712, office supplies of $2,465, computer and internet costs of $19,661, loss on disposal of fixed assets of $3,797, and other general and administrative expense of $35,410.

For the year ended December 31, 2017, we incurred total operating expenses of $833,274, consisting of marketing expenses of $314, wages of $656,495, rent of $1,365, travel of $40,092, professional fees of $68,454, office supplies of $431, computer and internet costs of $17,229, and other general and administrative expense of $48,894.

We incurred net losses of $758,827 and $809,104 for the years ended December 31, 2018 and 2017, respectively. The following table provides selected financial data about our company for the years ended December 31, 2018 and 2017.

Balance Sheet Data	December 31, 2018	December 31, 2017
Cash and Cash Equivalents	$3,601	$2,068
Total Assets	$43,151	$53,714
Total Liabilities	$2,893,244	$2,144,980
Shareholders’ Equity (Deficit)	$(2,850,093)	$(2,091,266)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2018 was $3,601 with $2,893,244 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $45,000,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation over the next 12-month period is as follows, assuming we offer and sell the amount of securities in our Registration Statement on Form S-1 (File No. 333-224132), declared effective by the SEC on June 25, 2018:

Gross Proceeds from this offering	Itemized %	Total %	$11,250,000	$22,500,000	$33,750,000	$45,000,000

Product Development
Company Acquisition and Development		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Health and Wellness Industry	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Technology Company	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Infra Structures		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Licensing & Development	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Corporate Office Acquisition	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Executive Salaries (Max 10)		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Founder Dato	1.35%		$151,875	$303,750	$455,625	$607,500
Founder Lance	1.35%		$151,875	$303,750	$455,625	$607,500
CEO	1.20%		$135,000	$270,000	$405,000	$540,000
President	1.10%		$123,750	$247,500	$371,250	$495,000

CFO	1.00%		$112,500	$225,000	$337,500	$450,000
COO	1.00%		$112,500	$225,000	$337,500	$450,000
CMO	1.00%		$112,500	$225,000	$337,500	$450,000
CIO	1.00%		$112,500	$225,000	$337,500	$450,000
CSO	1.00%		$112,500	$225,000	$337,500	$450,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Staffs Salary (Max 70)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
VP Country (10 Countries)	4.0%		$450,000	$900,000	$1,350,000	$1,800,000
HR Manager (10 C'ries)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Sales & Marketing Manager (10 C)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Marketing Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Finance Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
CS Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Rank & File (10 C)	3.50%		$393,750	$787,500	$1,181,250	$1,575,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Expansion (10 Countries Max)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
USA	3%		$337,500	$675,000	$1,012,500	$1,350,000
Canada	1.50%		$168,750	$337,500	$506,250	$675,000
Mexico	2%		$225,000	$450,000	$675,000	$900,000
Malaysia	2%		$225,000	$450,000	$675,000	$900,000
Philippines	2%		$225,000	$450,000	$675,000	$900,000
Indonesia	2%		$225,000	$450,000	$675,000	$900,000
Singapore	1.50%		$168,750	$337,500	$506,250	$675,000
Thailand	2%		$225,000	$450,000	$675,000	$900,000
Russia	2%		$225,000	$450,000	$675,000	$900,000
Turkey	2%		$225,000	$450,000	$675,000	$900,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Inventory (6 Months Allocation)		25%	$2,812,500	$5,625,000	$8,437,500	$11,250,000
Weight Loss Products	10%		$1,125,000	$2,250,000	$3,375,000	$4,500,000
Dental Products	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Supplements Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Beverage Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Technology Gadgets	2.50%		$281,250	$562,500	$843,750	$1,125,000
Kits & Promotional & Collaterals	2%		$225,000	$450,000	$675,000	$900,000
Others e.g., stationary	0.50%		$56,250	$112,500	$168,750	$225,000
TOTAL			$2,812,500	$5,625,000	$8,437,500	$11,250,000

Legal & Accounting		2%	$225,000	$450,000	$675,000	$900,000
SEC Lawyer	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Legal Team	0.70%		$78,750	$157,500	$236,250	$315,000
External Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Internal Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Finance Team	0.70%		$78,750	$157,500	$236,250	$315,000
TOTAL			$225,000	$450,000	$675,000	$900,000

Transfer Agent		0.20%	$22,500	$45,000	$67,500	$90,000

Over All Media Advertising & Printing	0.80%	$90,000	$180,000	$270,000	$360,000

Contingency	2%	$225,000	$450,000	$675,000	$900,000

GRAND TOTAL	100.00%	$11,250,000	$22,500,000	$33,750,000	$45,000,000

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

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Table of Contents

Balance Sheets:
December 31, 2018 and 2017	F-3

Statements of Operations:
For the years ended December 31, 2018 and 2017	F-4

Statements of Cash Flows:
For the years ended December 31, 2018 and 2017	F-5

Statement of Shareholders' Deficit	F-6

Notes to Financial Statements:
December 31, 2018 and 2017	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Alpha Network Alliance Ventures Inc. as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

New York, New York

April 14, 2019

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Audited

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$3,601	$2,068
Accounts receivable	39,550	41,557
Total current assets	43,151	43,625

Property and equipment, net	—	10,089

Total assets	$43,151	$53,714

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,003,645	$857,421
Accounts payable	39,599	37,559.00
Accrued compensation	1,850,000	1,250,000
Total current liabilities	2,893,244	2,144,980

Total liabilities	2,893,244	2,144,980

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,765,098)	(3,006,271)
Total stockholders' deficit	(2,850,093)	(2,091,266)
Total liabilities and stockholders' deficit	$43,151	$53,714

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Audited

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Revenue	$141,538	$84,070

Cost of revenue	105,993	59,900

Gross profit	35,545	24,170

General and Administrative expenses:
Marketing expenses	325	314
Wages	614,220	656,495
Rent	1,266	1,365
Travel	83,516	40,092
Professional	33,712	68,454
Office supplies	2,465	431
Computer and internet	19,661	17,229
Loss on disposal of fixed assets	3,797
Other general and administrative expenses	35,410	48,894
Total operating expenses	794,372	833,274
Net loss	(758,827)	(809,104)
Other comprehensive income/(loss)	—	—
Comprehensive income/(loss)	$(758,827)	$(809,104)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	113,405,751	113,405,751

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(758,827)	$(809,104)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation	6,292	6,292
Loss on disposal of fixed assets	3,797
Change in current assets and liabilities:
Accounts receivable	2,007	20,279
Accounts Payable	2,039	37,559
Accrued compensation	600,000	625,000
Net cash used from operating activities	(144,692)	(119,974)

Cash flows from investing activities:
Net cash flows provided in investing activities	—	—

Cash flows from financing activities:
Loan from related party	146,224	111,209
Net cash flows provided by financing activities	146,224	111,209
Net increase (decrease) in cash flows	1,533	(8,765)

Cash and equivalents, beginning of period	2,068	10,833
Cash and equivalents, end of period	$3,601	$2,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$—	$—
Income taxes	$—	$—

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$—	$—	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		—	—

Net (loss) for the period	—	—	—		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	—	—	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	—	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		—

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$—	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$—	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$—	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$—	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$—	$(3,765,098)	$(2,850,093)

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended December 31, 2018 and December 31, 2017.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 and December 31, 2017.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2018 and December 31, 2017. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the year ended December 31, 2018.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of December 31, 2018 and 2017, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the years ended December 31, 2018 and 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2018, the Company had an accumulated deficit of $3,765,098. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2018	2017

Transportation Equipment	$40,335	$44,132
Less: Accumulated Depreciation	40,335	34,043
Property and equipment, net	$0	$10,089

The Company recorded depreciation expense of $6,292 and $6,292 for the years ended December 31, 2018 and 2017, respectively.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2018 and December 31, 2017 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,003,645 as of December 31, 2018 and $857,421 as of December 31, 2017. Of this amount, $703,645 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the years 2018, 2017, 2016 and 2015.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2018

The balance of this accrued compensation as of December 31, 2018 was $1,850,000. The balance at December 31, 2017 was $1,250,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for approximately 65% or $91,863 of sales for the year ended December 31, 2018 while in 2017, a major customer accounted for 100% of sales of $84,070. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 21, 2018. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Note 8 – Registration statement under the Securities Act of 1933.

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

December 31, 2018

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

Name of selling shareholder	Shares owned before offering	Total No. of shares to be offered	Total shares owned after offering	Percentage of shares owned after offering

Eleazar Rivera	50,543,020	5,000,000	45,543,020	21.34%
Ronnie Tan	51418000	5,000,000	46,418,000	21.75%

Total	101,961,020	10,000,000	91,961,020	43.09%

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2018 and April 14, 2019, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at April 14, 2019, including the estimates inherent in the processing of the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Eleazar Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Rivera concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positions

Eleazar Rivera	46	President, Treasurer and director
Ronie Tan	56	Secretary, Chairman of the Board and Director

Eleazar Rivera, Age 46

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

Ronie Tan, Age 56

Director

Mr. Tan has served as a director since April 21, 2017. Mr. Tan served as Managing Director & Vice President of South Asia for Isagenix Worldwide LCC from 2012 to 2016. From 2001 to 2010, Mr. Tan served as Managing Director & Vice President of Herbalife International. Mr. Tan received his Ph.D. in Business Administration from Golden State University in California. Mr. Tan’s experience in business operations with Isageniz and Herbalife led to our conclusion that Mr. Tan should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that a director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2018, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2018	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2017	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

_____________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal years ended December 31, 2018 and 2017:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eleazar Rivera(1)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Ronie Tan(2)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.
(2)	Appointed a director on April 21, 2017.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2018 and 2017:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronie Tan(2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	0-	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.
(2)	Appointed a director on April 21, 2017.

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

The following table lists, as of December 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2018.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $1,003,645 as of December 31, 2018. Of this amount, $703,645 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The following table presents fees paid or to be paid for professional audit services rendered by Yu Certified Accountant PC (“YCA”) for the audit of our annual financial statements for the years ended December 31, 2018 and 2017 and fees billed for other services rendered by YCA:

	Year Ended December 31,
	2018	2017

Audit Fees (1)	$12,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—

Total All Fees	$12,000	$12,000

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)      The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc.(1)
3.1.1	Certificate of Incorporation of Registrant(2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: April 15, 2019	By:	/s/ Eleazar Rivera
		Name:	Eleazar Rivera
		Title:	President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

Date: April 15, 2019	By:	/s/ Ronie Tan
		Name:	Ronie Tan
		Title:	Director

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.