Form 10-Q
period 2019-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2019-05-20
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2019, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

 ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

2

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company

Balance Sheets:
March 31, 2019 and December 31, 2018	F-1

Statements of Operations:
For the three months ended March 31, 2019 and March 31, 2018	F-2

Statement of Shareholders Deficits:
For the three months ended March 31, 2019	F-3

Statements of Cash Flows:
For the three months ended March 31, 2019 and March 31, 2018	F-4

Notes to Financial Statements:
March 31, 2019	F-5

4

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$1,196	$3,601
Accounts receivable	44,817	39,550
Total current assets	46,013	43,151

Property and equipment, net	-	-

Total assets	$46,013	$43,151

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,028,066	$1,003,645
Accounts payable	41,099	39,599
Accrued compensation	2,000,000	1,850,000
Total current liabilities	3,069,165	2,893,244

Total liabilities	3,069,165	2,893,244

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(3,938,157)	(3,765,098)
Total stockholders' deficit	(3,023,152)	(2,850,093)
Total liabilities and stockholders' deficit	$46,013	$43,151

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018

Revenue	$39,147	$33,048

Cost of revenue	26,169	24,258

Gross profit	12,978	8,790

General and Administrative expneses:
Marketing expenses	-	325
Wages	150,000	151,000
Rent	309	206
Travel	17,387	20,260
Professional	4,575	6,202
Office supplies	-	6
Computer and internet	7,517	2,779
Other general and adminstrative expenses	6,249	14,218
Total operating expenses	186,037	194,996
Net loss	(173,059)	(186,206)
Other comprehensive income/(loss)	-	-
Comprehensive income/(loss)	$(173,059)	$(186,206)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	113,405,751	113,405,751

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net (loss) for the period					(173,059)	(173,059)

Balance, March 31, 2019	113,405,751	$11,341	$903,664	$-	$(3,938,157)	$(3,023,152)

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(173,059)	$(186,206)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	-	1,573
Change in current assets and liabilities:
Accounts receivable	(5,267)	(33,048)
Accounts Payable	1,500	-
Accrued compensation	150,000	150,000
Net cash used from operating activities	(26,826)	(67,681)

Cash flows from investing activities:
Net cash flows provided in investing activities	-	-

Cash flows from financing activities:
Loan from related party	24,421	72,173
Net cash flows provided by financing activities	24,421	72,173
Net increase (decrease) in cash flows	(2,405)	4,492

Cash and equivalents, beginning of period	3,601	2,068
Cash and equivalents, end of period	$1,196	$6,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2019

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2019 and December 31, 2018.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2019

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2019 and December 31, 2018. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception.  Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation (a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the three months ended March 31, 2019 and for the year ended December 31, 2018.

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

March 31, 2019

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness. As of March 31, 2019 and December 31, 2018, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As March 31, 2019 and December 31, 2018, the Company had an accumulated deficit of $3,938,157 and $3,765,098, respectively.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2019

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2019	2018

Transportation Equipment	$0	$40,335
Less: Accumulated Depreciation	0	40,335
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 and $6,292 for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of March 31 and December 31, 2017 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,028,066 as of March 31, 2019 and $1,003,645 as of December 31, 2018. Of this amount, $728,066 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.  These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the three months ended March 31, 2019 and for the years 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2019

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

The balance of this accrued compensation as of March 31, 2019 was $2,000,000. The balance at December 31, 2018 was $1,850,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for 100% or $39,147 of sales for the three months ended March 31, 2019 and approximately 65% or $91,863 of sales for the year ended December 31, 2018. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2019 and December 31, 2018. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

March 31, 2019

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2019 and May 20, 2019, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 20, 2019, including the estimates inherent in the processing of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2018 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on April 15, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,028,066 from our sole director and officer. Of this amount, $728,066 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

PLAN OF OPERATION

Our plan of operations over the 12-month period following successful completion of a prospective private offering of equity or debt securities (the “Offering”):

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
Gross proceeds assuming completion of the Offering	($)937,500	($)1,875,000	($)2,812,500	($)3,750,000

Product Development
OCW (Overseas Contract Workers) Social Networking Site	75,000	150,000	225,000	300,000
Global Karaoke Social Networking Sites	75,000	150,000	225,000	300,000
EBID services	50,000	100,000	150,000	200,000
PC/MAC and Mobile VOIP Provider (All Mobiles Systems)	100,000	200,000	300,000	400,000
Global Social Market Place Platform	25,000	50,000	75,000	100,000
Healthy Aging Social Channel	75,000	150,000	225,000	300,000
Web/graphic design	60,000	120,000	180,000	240,000
Equipment/servers	35,000	70,000	105,000	140,000
VoIP connectivity fees	25,000	50,000	75,000	100,000
Sales/marketing Assistant	75,000	150,000	225,000	300,000
Marketing & Company collateral	125,000	250,000	375,000	500,000
Media Advertising	50,000	100,000	150,000	200,000
Office Lease	20,000	40,000	60,000	80,000
Office Equipment	15,000	30,000	45,000	60,000
Offices Expenses	42,500	85,000	127,500	170,000
Telephone	7,500	15,000	22,500	30,000
Miscellaneous/contingency	37,500	75,000	112,500	150,000
Legal and Accounting	37,500	75,000	112,500	150,000
Transfer Agent	1,500	2,000	2,500	3,000
Contingency	6,000	13,000	20,000	27,000
TOTALS	$937,500	$1,875,000	$2,812,500	$3,750,000

We currently do not have any arrangements regarding the Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

Three Months Ended March 31, 2019 and 2018

We recorded no revenues for the three ending March 31, 2019 and 2018. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended March 31, 2019 we incurred total operating expenses and losses of $173,059, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $0 of marketing expenses, wages of $150,000, Rent of $309, travel expenses of $17,387, professional fees of $4,575, offices supplies of $0, computer and Internet expenses of $7,517, and other general and administrative expenses of $6,249.

By contrast, for the three months ended March 31, 2018, we incurred total operating expenses and losses of $186,204, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $325 of marketing expenses, wages of $151,000, Rent of $206 travel expenses of $20,260, professional fees of $6,202, offices supplies of $6, computer and Internet expenses of $2,799, and other general and administrative expenses of $14,218.

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $1,196. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2019.

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

__________

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: May 20, 2019	By:	/s/ Eleazar Rivera
	Name:	Eleazar Rivera
	Title:	President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Form of Certificate of Change (2)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______

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

