Form 10-Q
period 2019-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2019-08-19
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2019, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets:
June 30, 2019 and December 31, 2018	F-1

Statements of Operations:
For the six months ended June 30, 2019 and for the year ended December 31, 2018	F-2

Statements of Cash Flows:
For the six months ended June 30, 2019 and for the year ended December 31, 2018	F-3

Statement of Shareholders' Deficit	F-4

Notes to Financial Statements:
June 30, 2019	F-5

4

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

Unaudited

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$3,421	$3,601
Accounts receivable	38,927	39,550
Total current assets	42,348	43,151

Property and equipment, net	-	-

Total assets	$42,348	$43,151

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,078,518	$1,003,645
Accounts payable	41,099	39,599
Accrued compensation	2,150,000	1,850,000
Total current liabilities	3,269,617	2,893,244

Total liabilities	3,269,617	2,893,244

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(4,142,274)	(3,765,098)
Total stockholders' deficit	(3,227,269)	(2,850,093)
Total liabilities and stockholders' deficit	$42,348	$43,151

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$52,261	$16,627	$91,409	$49,675

Cost of revenue	34,929	11,248	61,098	35,505

Gross profit	17,332	5,379	30,311	14,170

General and Administrative expneses:
Marketing expenses	-	-	-	325
Wages	150,000	155,300	300,000	306,300
Rent	271	206	580	412
Travel	24,150	11,911	43,291	32,171
Professional	8,140	3,750	12,715	3,750
Office supplies	429	1,382	429	1,388
Computer and internet	3,276	4,085	7,263	6,865
Other general and adminstrative expneses	35,184	20,369	43,209	34,586
Total operating expenses	221,450	197,003	407,487	385,797
(Loss) from operations	(204,118)	(191,624)	(377,176)	(371,627)
Other comprehensive income/(loss)	-	-	-	-
Comprehensive loss	$(204,118)	$(191,624)	$(377,176)	$(371,627)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751	113,405,751	113,405,751

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Unaudited

	For the Six Months	Year ended
	Ended June 30,	December 31,
	2018	2018

Cash flows from operating activities:
Net loss	$(377,176)	$(758,827)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	-	6,292
Loss on disposal of fixed assets	-	3,797
Change in current assets and liabilities:
Accounts receivable	623	2,007
Accounts Payable	1,500	2,039
Accrued compensation	300,000	600,000
Net cash used from operating activities	(75,053)	(144,692)

Cash flows from investing activities:
Net cash flows provided in investing activities	-	-

Cash flows from financing activities:
Loan from related party	74,873	146,224
Net cash flows provided by financing activities	74,873	146,224
Net increase (decrease) in cash flows	(180)	1,533

Cash and equivalents, beginning of period	3,601	2,068
Cash and equivalents, end of period	$3,421	$3,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

 Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net Loss for the period					(377,176)	(377,176)

Balance, June 30, 2019	113,405,751	$11,341	$903,664	$-	$(4,142,274)	$(3,227,269)

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2019

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2019 and December 31, 2018.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2019

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2019 and December 31, 2018. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the three months ended June 30, 2019 and for the year ended December 31, 2018.

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

June 30, 2019

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

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of June 30, 2019 and December 31, 2018, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the three months ended June 30, 2019 and the year ended December 31, 2018, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As June 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $4,142,274 and $3,765,098, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2019

Note 3 - Property and Equipment, net

Property and equipment at year-end consisted of:

	June 30,	December 31,
	2019	2018

Transportation Equipment	$40,335	$40,335
Less: Accumulated Depreciation	40,335	40,335
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 and $6,292 for the three months ended June 30, 2019 and for the year ended December 31, 2018, respectively.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2019 and December 31, 2018 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,078,518 as of June 30, 2019 and $1,003,645 as of December 31, 2018. Of this amount, $778,518 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the six months ended June 30, 2019 and for the years 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2019

Note 6 - Employment Contract

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

The balance of this accrued compensation as of June 30, 2019 was $2,150,000. The balance at December 31, 2018 was $1,850,000.

Note 7 - Concentration Risk

The Company has one major customer that accounted for 100% or $91,409 of sales for the six months ended June 30, 2019 and approximately 65% or $91,863 of sales for the year ended December 31, 2018. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at June 30, 2019 and December 31, 2018. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Note 8 - Registration statement under the Securities Act of 1933.

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

June 30, 2019

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between June 30, 2019 and August 19, 2019, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 19, 2019, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,078,518 from our sole director and officer. Of this amount, $778,518 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

			If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
Gross Proceeds from this offering	Itemized %	Total %	$11,250,000	$22,500,000	$33,750,000	$45,000,000

Product Development
Company Acquisition and Development		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Health and Wellness Industry	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Technology Company	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Infra Structures		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Licensing & Development	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Corporate Office Acquisition	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Executives Salaries (Max 10)		10%	$1,125,000	$2,250,000	$3,375,000	$4,500,000
Founder Dato	1.35%		$151,875	$303,750	$455,625	$607,500
Founder Lance	1.35%		$151,875	$303,750	$455,625	$607,500
CEO	1.20%		$135,000	$270,000	$405,000	$540,000
President	1.10%		$123,750	$247,500	$371,250	$495,000
CFO	1.00%		$112,500	$225,000	$337,500	$450,000
COO	1.00%		$112,500	$225,000	$337,500	$450,000
CMO	1.00%		$112,500	$225,000	$337,500	$450,000
CIO	1.00%		$112,500	$225,000	$337,500	$450,000
CSO	1.00%		$112,500	$225,000	$337,500	$450,000
TOTAL			$1,125,000	$2,250,000	$3,375,000	$4,500,000

Staffs Salary (Max 70)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
VP Country (10 Countries)	4.0%		$450,000	$900,000	$1,350,000	$1,800,000
HR Manager (10 C’ries)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Sales & Marketing Manager (10 C)	2.5%		$281,250	$562,500	$843,750	$1,125,000
Marketing Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Finance Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
CS Manager (10 C)	2.50%		$281,250	$562,500	$843,750	$1,125,000
Rank & File (10 C)	3.50%		$393,750	$787,500	$1,181,250	$1,575,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Expansion (10 Countries Max)		20%	$2,250,000	$4,500,000	$6,750,000	$9,000,000
USA	3%		$337,500	$675,000	$1,012,500	$1,350,000
Canada	1.50%		$168,750	$337,500	$506,250	$675,000
Mexico	2%		$225,000	$450,000	$675,000	$900,000
Malaysia	2%		$225,000	$450,000	$675,000	$900,000
Philippines	2%		$225,000	$450,000	$675,000	$900,000
Indonesia	2%		$225,000	$450,000	$675,000	$900,000
Singapore	1.50%		$168,750	$337,500	$506,250	$675,000
Thailand	2%		$225,000	$450,000	$675,000	$900,000
Russia	2%		$225,000	$450,000	$675,000	$900,000
Turkey	2%		$225,000	$450,000	$675,000	$900,000
TOTAL			$2,250,000	$4,500,000	$6,750,000	$9,000,000

Inventory (6 Months Allocation)		25%	$2,812,500	$5,625,000	$8,437,500	$11,250,000
Weight Loss Products	10%		$1,125,000	$2,250,000	$3,375,000	$4,500,000
Dental Products	5%		$562,500	$1,125,000	$1,687,500	$2,250,000
Supplements Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Beverage Products	2.50%		$281,250	$562,500	$843,750	$1,125,000
Technology Gadgets	2.50%		$281,250	$562,500	$843,750	$1,125,000
Kits & Promotional & Collaterals	2%		$225,000	$450,000	$675,000	$900,000
Others eg stationary	0.50%		$56,250	$112,500	$168,750	$225,000
TOTAL			$2,812,500	$5,625,000	$8,437,500	$11,250,000

Legal & Accounting		2%	$225,000	$450,000	$675,000	$900,000
SEC Lawyer	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Legal Team	0.70%		$78,750	$157,500	$236,250	$315,000
External Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Internal Auditor	0.20%		$22,500	$45,000	$67,500	$90,000
Residence Finance Team	0.70%		$78,750	$157,500	$236,250	$315,000
TOTAL			$225,000	$450,000	$675,000	$900,000

Transfer Agent		0.20%	$22,500	$45,000	$67,500	$90,000

Over All Media Advertising & Printing		0.80%	$90,000	$180,000	$270,000	$360,000

Contingency		2%	$225,000	$450,000	$675,000	$900,000

GRAND TOTAL		100.00%	$11,250,000	$22,500,000	$33,750,000	$45,000,000

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The Company’s revenue was $91,409 and $49,675 for the six months ended June 30, 2019 and 2018, respectively, an increase of $41,734, or 84%. All of the Company’s revenue was derived from sales of food supplements on an on-line market place.

Total expenses were $407,487 for the six months ended June 30, 2019 as compared to $385,797 for the six months ended June 30, 2018, an increase of $21,690 or 6%. Wages were $300,000 or 74% of the Company’s total expenses for the six months ended June 30, 2019 and $306,300 or 79% of the Company’s total expenses for the six months ended June 30, 2018. Travel was $43,291 for the six months ended June 30, 2019 and $32,171 for the six months ended June 30, 2018. Professional fees were $12,715 for the six months ended June 30, 2019 and $3,750 for the six months ended June 30, 2018. Rent was $580 for the six months ended June 30, 2019 and $412 for the six months ended June 30, 2018. Computer and Internet expenses were $7,263 for the six months ended June 30, 2019 and $6,875 for the six months ended June 30, 2018. Other general and administrative expenses were $43,209 for the six months ended June 30, 2019 and $34,586 for the six months ended June 30, 2018.

Net income (loss) was a net loss of $377,176 for the six months ended June 30, 2019, compared to a net loss of $371,627 for the six months ended June 30, 2018, an increase of $5,549 or 1.50%. The increase in net loss was primarily the result of the Company’s increased professional fees and increased travel costs .

Liquidity and Capital Resources

As of June 30, 2019, we had cash totaling $3,421, total assets of $42,348, total liabilities of $3,269,617 and working capital of $(3,227,269). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

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

_____________

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 19, 2019	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

