Form 10-K
period 2019-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-06-25
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File No. 000-54126

ALPHA NETWORK ALLIANCE VENTURES INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11801 Pierce St., 2nd Floor Riverside, California 92505

(Address of principal executive offices, zip code)

(951) 530-1862

(Registrant’s telephone number, including area code)

______________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $801,131. At May 7, 2021, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

We have one executive officer, Mr. Eleazar Rivera, who serves as our President, Secretary and Treasurer. We have two directors: Mr. Rivera and Mr. Ronie Tan. We currently have nominal revenues and no significant assets. From March 24, 2011 (date of inception) to December 31, 2019, we have incurred accumulated net losses of $4,492,504. As of December 31, 2019, we had $34,853 in total assets and total liabilities of $3,612,352. We have sold and issued an aggregate of 113,405,751 shares of our common stock since our inception through the date of this Prospectus. 50,543,020 (or 44.57%) of the 113,405,751 shares are held by our sole officer and a director, Eleazar Rivera. 51,418,000 (or 45.3%) of the 113,405,751 shares are held by Ronie Tan.

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

Our administrative offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We also conduct sales and marketing operations from 4K Renoir Le Grand 3, Eastwood City, Bagumbayan, Quezon City , Second District, Philippines.

ITEM 3. LEGAL PROCEEDINGS

None

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

COMPETITION AND COMPETITIVE STRATEGY

The level of competition in food supplements and vitamins industry is extremely high. Many of our established competitors have developed a brand following which would make our potential customers prefer their products over ours. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of food supplement and vitamin products, which would leave us at a disadvantage. The principal competitive factors in our industry are genetically specific, public taste and diet, pricing and quality of food supplements and vitamins. We will be in a market where we compete with many domestic and international companies offering similar food and vitamin products. We will be in direct competition with them. Many large companies, such as Herbalife and Isagenix, will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than we do. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar food supplement and vitamin products than us which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations. The Company has not yet entered the market and has no market penetration to date.

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

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet based services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months following the date of this prospectus related to the development of our website.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Eleazar Rivera, our sole officer and a director, is an employee, and he currently works full time on Company matters. Ronie Tan, a director, is also an employee who works fulltime on Company matters. In addition, the Company has 5 full-time employees.

FACILITIES

We currently do not rent any real property or offices. Our current administrative business address is 11801 Pierce St., 2nd Floor, Riverside, California 92505, where we usually receive mail and deliveries at such address.

We also conduct sales and marketing operations from 4K Renoir Le Grand 3, Eastwood City, Bagumbayan, Quezon City, Second District, Philippines.

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

OUR EXECUTIVE OFFICES

Our corporate headquarters is located at 11801 Pierce St., 2nd Floor, Riverside, California 92505 and our telephone number is (951) 530-1862.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not rent any real property or offices. Our current administrative business address is 11801 Pierce St., 2nd Floor, Riverside, California 92505, where we usually receive mail and deliveries at such address. Our telephone number is (951) 530-1862.

We also conduct sales and marketing operations from 4K Renoir Le Grand 3, Eastwood City, Bagumbayan, Quezon City , Second District, Philippines.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock have been quoted on the OTC Bulletin Board and the OTC PINK tier of the OTC Markets Group, Inc. under the stock symbol “ANAV,” since February 20, 2013. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2019	0.12	0.12
September 30, 2019	0.12	0.12
June 20, 2019	0.12	0.12
March 31, 2019	0.19	0.05
December 31, 2018	0.19	0.10
September 31, 2018	0.04	0.32
June 30, 2018	0.05	0.10
March 31, 2018	0.10	0.08
December 31, 2017	0.10	0.06
September 30, 2017	0.10	0.09
June 30, 2017	0.12	0.08
March 31, 2017	0.12	0.03

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc., whose address is 721 N. Vulcan Ave., 1st FL Encinitas, CA 92024, telephone number is 619-664-4780

HOLDERS

As of December 31, 2019, the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 13 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock, and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the years ended December 31, 2019 and 2018, we generated revenues of $151,562 and $141,538, respectively. The cost of such revenue for the years ended December 31, 2019 and 2018, was $101,177 and $105,993, respectively. Our revenues were generated in 2019 and 2018, were primarily from the sale of food supplements on our on-line marketplace.

Our gross profits for the year ended December 31, 2019 and 2018, were $50,385 and $35,545, respectively.

For the year ended December 31, 2019, we incurred total operating expenses of $777,791, consisting of marketing expenses of $0, wages of $622,029, rent of $925, travel of $69,980, professional fees of $20,140, office supplies of $460, computer and internet costs of $12,529, and other general and administrative expense of $51,728.

For the year ended December 31, 2018, we incurred total operating expenses of $794,372, consisting of marketing expenses of $325, wages of $614,220, rent of $1,266, travel of $83,516, professional fees of $33,712, office supplies of $2,465, computer and internet costs of $19,661, loss on disposal of fixed assets of $3,797, and other general and administrative expense of $35,410.

We incurred net losses of $727,406 and $758,827 for the years ended December 31, 2019 and 2018, respectively. The following table provides selected financial data about our company for the years ended December 31, 2019 and 2018.

Balance Sheet Data	December 31, 2019	December 31, 2018

Cash and Cash Equivalents	$48	$3,601
Total Assets	$34,853	$43,151
Total Liabilities	$3,612,352	$2,893,244
Shareholders’ Equity (Deficit)	$(3,577,499)	$(2,850,093)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2019 was $48 with $3,612,352 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $45,000,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

OFF BALANCE SHEET TRANSACTIONS

We have had no off-balance sheet transactions.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets:
December 31, 2019 (with comparative figures for 2018)	F-3

Statements of Operations:
For the years ended December 31, 2019 (with comparative figures for 2018)	F-4

Statements of Cash Flows:
For the years ended December 31, 2019 (with comparative figures for 2018)	F-5

Statement of Shareholders' Deficit	F-6

Notes to Financial Statements:
December 31, 2019 (with comparative figures for 2018)	F-7

Yusufali & Associates, LLC Certified Public Accountants & IT Consultants AICPA, HITRUST, PCAOB, PCIDSS, & ISC2 Registered 55 Addison Drive, Short Hills, NJ 07078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Alpha Network Alliance Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2019 (with comparative figures for 2018), and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Alpha Network Alliance Ventures Inc. as of December 31, 2019 (with comparative figures for 2018), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The financial statements of the Company for the year ended December 31, 2018, were audited by another auditor who expressed an unqualified opinion on those statements on April 14, 2019.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Short Hills, New Jersey

May 6, 2021

Yusufali & Associates, LLC

PCAOB registration # 3313

We have served as the company’s auditor since 2019

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets

(with comparative figures for 2018)

Audited

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$48	$3,601
Accounts receivable	34,805	39,550
Total current assets	34,853	43,151

Property and equipment, net	-	-

Total assets	$34,853	$43,151

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,111,053	$1,003,645
Accounts payable	51,299	39,599.00
Accrued compensation	2,450,000	1,850,000
Total current liabilities	3,612,352	2,893,244

Total liabilities	3,612,352	2,893,244

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(4,492,504)	(3,765,098)
Total stockholders' deficit	(3,577,499)	(2,850,093)
Total liabilities and stockholders' deficit	$34,853	$43,151

 The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

(with comparative figures for 2018)

Audited

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Revenue	$151,562	$141,538

Cost of revenue	101,177	105,993

Gross profit	50,385	35,545

General and Administrative expenses:
Marketing expenses	-	325
Wages	622,029	614,220
Rent	925	1,266
Travel	69,980	83,516
Professional	20,140	33,712
Office supplies	460	2,465
Computer and internet	12,529	19,661
Loss on disposal of fixed assets	-	3,797
Other general and administrative expenses	51,728	35,410
Total operating expenses	777,791	794,372
Net loss	(727,406)	(758,827)
Other comprehensive income/(loss)	-	-
Comprehensive income/(loss)	$(727,406)	$(758,827)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	113,405,751	113,405,751

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

(with comparative figures for 2018)

Audited

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(727,406)	$(758,827)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	-	6,292
Loss on disposal of fixed assets	-	3,797
Change in current assets and liabilities:
Accounts receivable	4,745	2,007
Accounts Payable	11,700	2,039
Accrued compensation	600,000	600,000
Net cash used from operating activities	(110,961)	(144,692)

Cash flows from investing activities:
Net cash flows provided in investing activities	-	-

Cash flows from financing activities:
Loan from related party	107,408	146,224
Net cash flows provided by financing activities	107,408	146,224
Net increase (decrease) in cash flows	(3,553)	1,533

Cash and equivalents, beginning of period	3,601	2,068
Cash and equivalents, end of period	$48	$3,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

(with comparative figures for 2018)

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net (loss) for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

Note 1 - Summary of Significant Accounting Policies:

The Company was originally organized in the State of Delaware on March 24, 2011, as Daedalus Ventures, Inc.

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

The Company is focused on building and operating a social networking software application and other internet driven applications. The Company builds Social Network Marketing tools that enable buyers, sellers, users to connect, share, discover and communicate with each other. The software application also allows its users to post reviews and share shopping and fashion tips and opinions or to integrate their 3rd party websites or shopping store sites. It also offers products that enable companies, advertisers, and marketers to engage with its users using a Social Network Marketing campaign and Social Medial Marketing campaign platform to boost the sales and membership for every affiliate who wants to participate.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2019 (with comparative figures for the year December 31, 2018).

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2019 (with comparative figures as of December 31, 2018).

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2019 (with comparative figures as of December 31, 2018). The Company did not engage in any transaction involving derivative instruments.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of —--weight loss products, energy and performance solutions products and healthy aging solution products.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the year ended December 31, 2019 (with comparative figures for the year ended December 31, 2018).

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

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses and are expensed as incurred.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

Research and Development

Costs for research and development, including predevelopment efforts prior to establishing technological feasibility of software expected to be marketed, are expensed as incurred. Development costs are capitalized when technological feasibility has been established and anticipated future revenues support the recoverability of the capitalized amounts. Capitalization stops when the product is available for general release to customers. The Company has not capitalized any software development and has expensed these costs as incurred. These costs are included in research and development expense.

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

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of December 31, 2019 (with comparative figures as of December 31, 2018), no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2019 (with comparative figures for the year ended December 31, 2018), the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2019 (with comparative figures as of December 31, 2018), the Company had an accumulated deficit of $4,492.503 and $3,765,098, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2019	2018

Transportation Equipment	$0	$40,335
Less: Accumulated Depreciation	0	40,335
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 and $0 for the year ended December 31, 2019 and for the year ended December 31, 2018, respectively.

The transportation equipment was disposed in 2018. It is derecognized upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2019 and December 31, 2018 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,111,053 as of December 31, 2019 and $1,003,645 as of December 31, 2018. Of this amount, $811,053 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the nine months ended September 30, 2019 and for the years 2019, 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

Note 6 – Employment Contract

On November 24, 2014, the Company entered into an employment agreement with its Chief Executive Officer and majority shareholder for a (5) five-year employment agreement. The employment agreement calls for an annual salary of $300,000 plus a monthly bonus of 2% of all sales paid on a monthly basis. The agreement also includes a 10% increase every December 1st. This contract renews on an annual basis following the (5) year term and can be canceled by the Company or the employee.

On December 1, 2017, another employment agreement, with the same terms and conditions, was entered into by the company with its Chairman of the board.

The balance of this accrued compensation as of December 31, 2019 was $2,450,000. The balance at December 31, 2018 was $1,850,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for 100% or $151,562 of sales for the year ended December 30, 2019 and approximately 65% or $91,863 of sales for the year ended December 31, 2018. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2019 and December 31, 2018. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2019 (with comparative figures for 2018)

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2019 and May 6, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 6, 2021, including the estimates inherent in the processing of the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Rivera, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2019.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positions
Eleazar Rivera	48	President, Treasurer and director
Ronie Tan	58	Secretary, Chairman of the Board and Director

Eleazar Rivera, Age 48 President, Secretary, Treasurer and Director

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

Ronie Tan, Age 58 Director

Mr. Tan has served as a director since April 21, 2017. Mr. Tan served as Managing Director & Vice President of South Asia for Isagenix Worldwide LCC from 2012 to 2016. From 2001 to 2010, Mr. Tan served as Managing Director & Vice President of Herbalife International. Mr. Tan received his Ph.D. in Business Administration from Golden State University in California. Mr. Tan’s experience in business operations with Isagenix and Herbalife led to our conclusion that Mr. Tan should be serving as a member of our Board of Directors in light of our business and structure.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2019, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2018 and 2017:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Eleazar Rivera(1)	2019	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2018	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2017	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

_____________

(1)Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal years ended December 31, 2019 and 2018:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Eleazar Rivera(1)	2019	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Ronie Tan(2)	2019	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2019 and 2018:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronie Tan(2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

(2) c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.

(3) Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.

(4) Appointed a director on April 21, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $1,111,053 as of December 31, 2019. Of this amount, $811,053 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Yusufali & Associates, LLC, Certified Public Accountants (“YA”) for the audit of our annual financial statements for the year ended December 31, 2019 and Yu Certified Accountant PC (“YCA”) for the audit of our annual financial statements for the year ended December 31, 2018 and fees billed for other services rendered by YA and YCA:

	Year Ended December 31,
	2019	2018

Audit Fees (1)	$12,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—

Total All Fees	$12,000	$12,000

____________

(1)Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements.

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

ALPHA NETWORK ALLIANCE VENTURES INC. (Name of Registrant)

Date: June 25, 2021	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

Date: June 25, 2021	By:	/s/ Ronie Tan
Name: Ronie Tan
Title: Director

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-182596) filed with the Commission on July 10, 2012.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-182596) filed with the Commission on September 20, 2012.

