Form 10-Q
period 2020-09-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-06-25
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2020, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30 , 2020

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company

Unaudited

Balance Sheets:
September 30, 2020 and December 31, 2019	F-2

Statements of Operations:
For the nine months ended September 30, 2020 and 2019	F-3

Statements of Cash Flows:
For the nine months ended September 30, 2020 and 2019	F-4

Notes to Financial Statements:
September 30, 2020	F-6

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS
Current assets:
Cash	$2,727	$48
Accounts receivable	52,428	34,805
Total current assets	55,155	34,853

Property and equipment, net	-	-

Total assets	$55,155	$34,853

LIABILITIES
Current liabilities:
Accrued taxes payable
Related Party:
Advances from related party	1,162,509	1,111,053
Accounts payable	63,299	51,299
Accrued compensation	2,900,000	2,450,000
Total current liabilities	4,125,808	3,612,352

Total liabilities	4,125,808	3,612,352

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(4,985,658)	(4,492,504)
Total stockholders' deficit	(4,070,653)	(3,577,499)
Total liabilities and stockholders' deficit	$55,155	$34,853

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$32,425	$27,880	$109,804	$119,288

Cost of revenue	21,549	18,563	73,122	79,661

Gross profit	10,876	9,317	36,682	39,627

General and Administrative expenses:
Marketing expenses
Wages	151,353	155,020	454,978	472,029
Rent	-	344	79	925
Travel	6,688	18,998	19,402	62,290
Professional	4,000	6,310	12,750	19,025
Office supplies	283	31	314	460
Computer and internet	5,000	3,350	11,361	10,612
Other general and adminstrative expenses	7,763	17,896	30,952	44,095
Total operating expenses	175,087	201,949	529,836	609,436
(Loss) from operations	(164,211)	(192,632)	(493,154)	(569,809)
Other comprehensive income/(loss)	-	-	-	-
Comprehensive loss	$(164,211)	$(192,632)	$(493,154)	$(569,809)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	113,405,751	113,405,751	113,405,751	113,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(493,154)	$(578,662)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	-	4,719
Loss on distribution of property
Change in current assets and liabilities:
Accounts receivable	(17,623)	(67,875)
Accounts payable	12,000	(23,312)
Accrued wages	450,000	450,000
Net cash used from operating activities	(48,777)	(215,130)

Cash flows from financing activities:
Checks in excess of deposits
Related party transaction	51,456	215,879
Net cash flows provided from financing activities	51,456	215,879
Net cash flows	2,679	749

Cash and equivalents, beginning of period	48	2,068
Cash and equivalents, end of period	$2,727	$2,817
		-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net Loss for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

Net Loss for the period					(493,154)	(493,154)

Balance, September 30, 2020	113,405,751	$11,341	$903,664	$-	$(4,985,658)	$(4,070,653)

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2020

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the second quarter ended September 30, 2020.

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

September 30, 2020

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020. The Company did not engage in any transaction involving derivative instruments.

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the quarter ended September 30, 2020.

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

September 30, 2020

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

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of September 30, 2020, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the second quarter ended September 30, 2020, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $4,985,658. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2020

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	September 30,	December 31,
	2020	2019

Transportation Equipment	$0	$0
Less: Accumulated Depreciation	0	0
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 and $0 for the second quarter ended September 30, 2020 and for the year ended December 31, 2019, respectively.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of September 30, 2020 and December 31, 2019 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,162,509 as of September 30, 2020 and $1,111,053 as of December 31, 2019. Of this amount, $862,509 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the nine months ended September 30, 2020 and for the years 2019, 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2020

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

The balance of this accrued compensation as of September 30, 2020 was $2,900,000. The balance at December 31, 2019 was $2,450,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for 100% or $109,804 of sales for the nine months ended September 30, 2020 and 100% or $151,562 of sales for the year ended December 31, 2019. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at September 30, 2020 and December 31, 2019. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

September 30, 2020

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between September 30, 2020 and May 6, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 6, 2021, including the estimates inherent in the processing of the financial statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,162,509 from our sole director and officer. Of this amount, $862,509 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The Company’s revenue was $34,425 and $27,880 for the quarters ended September 30, 2020 and 2019, respectively, an increase of $6,545, or 23%. All of the Company’s revenue was derived from sales of food supplements on an on-line market.

Total expenses were $175,087 for the quarter ended September 30, 2020 as compared to $201,949 for the quarter ended September 30, 2019, a decrease of $26,862 or 13.30%. Wages were $151,353 or 86.44% of the Company’s total expenses for the quarter ended September 30, 2020 and $155,020 or 76.76% of the Company’s total expenses for the quarter ended September 30, 2019. Travel was $6,688 or 3.82% of the Company’s total expenses for the quarter ended September 30, 2020 and $18,998 or 9.41% of the Company’s total expenses for the quarter ended September 30, 2019. Professional fees were $4,000 or 2.28% of the Company’s total expenses for the quarter ended September 30, 2020 and $6,310 or 3.12% of the Company’s total expenses for the quarter ended September 30, 2019. Rent was $0 for the quarter ended September 30, 2020 and $344 or 0.17% of the Company’s total expenses for the quarter ended September 30, 2019. Computer and Internet expenses were $5,000 or 2.86% of the Company’s total expenses for the quarter ended September 30, 2020 and $3,350 or 1.65% of the Company’s total expenses for the quarter ended September 30, 2019. Other general and administrative expenses were $7,763 or 4.43% of the Company’s total expenses for the quarter ended September 30, 2020 and $17,896 or 8.86% of the Company’s total expenses for the quarter ended September 30, 2019.

Net income (loss) was a net loss of $164,211 for the quarter ended September 30, 2020, compared to a net loss of $192,632 for the quarter ended September 30, 2019, a decrease of $28,421 or 14.75%. The decrease in net loss was primarily the result of the Company’s revenue remaining the same while its expenses decreased by a larger ratio, as a percentage of revenue for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The Company’s revenue was $109,804 and $119,288 for the quarters ended September 30, 2020 and 2019, respectively, a decrease of $9,484, or 7.95%. All of the Company’s revenue was derived from sale of beauty products and food supplement. The decrease in revenue was primarily attributable to covid 19 pandemic.

Total expenses were $529.836 for the nine months ended September 30, 2020 as compared to $609,436 for the nine months ended September 30, 2019, a decrease of $79,600 or 13.06%. Wages were $454,978 for the nine months ended September 30, 2020 as compared to $$472,029 for the nine months ended September 30, 2019, a decrease of $17,051 or 3.61%. Travel was $19,402 or 3.66% of the Company’s total expenses for the nine months ended September 30, 2020 and $62,290 or 10.22% of the Company’s total expenses for the nine months ended September 30, 2019. Professional fees were $12,750 or 2.41% of the Company’s total expenses for the nine months ended September 30, 2020 and $19,025 or 3.12% of the Company’s total expenses for the nine months ended September 30, 2019. Rent was $79 or 0.01% of the Company’s total expenses for the nine months ended September 30, 2020 and was $925 or 0.15% of the Company’s total expenses for the nine months ended September 30, 2019. Computer and Internet expenses were $11,361 or 2.14% of the Company’s total expenses for the nine months ended September 30, 2020 and $10,612 or 1.74% of the Company’s total expenses for the nine months ended September 30, 2019. Other general and administrative expenses were $30,952 or 5.84% of the Company’s total expenses for the nine months ended September 30, 2020 and $44,095 or 7.23% of the Company’s total expenses for the nine months ended September 30, 2019.

Net income (loss) was a net loss of $493,154 for the nine months ended September 30, 2020, compared to a net loss of $569,809 for the nine months ended September 30, 2019, a decrease of $76,655 or 13.45%. The decrease in net loss was primarily the result of the Company’s revenue remaining the same while its expenses decreased by a larger ratio, as a percentage of revenue for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash totaling $2,727, total assets of $55,155, total liabilities of $4,125,808 and working capital of $(4,070,653). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2020.

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

____________

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

