Form 10-K
period 2020-12-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-06-25
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

_______________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At September 30, 2019, the last business day of the Registrant’s most recently completed third fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $801,131. At May 21, 2021, there were 113,405,751 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references in this Form 10-K to the “Company”, “Alpha Network Alliance Ventures”, “we”, “us,” or “our” are to Alpha Network Alliance Ventures Inc.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

Alpha Network Alliance Ventures Inc. was incorporated under the laws of the state of Delaware on August 12, 2010. From March 2011 through the end of December 2017, we were engaged in the development of a social networking website, www.kababayanko.com, for overseas workers from the Philippines and others who share or are interested in their lifestyle. Since January 2018, our business has focused on the marketing and sale of food supplements and vitamins. Our fiscal year end is December 31, and we have no subsidiaries. Our social networking website aims to provide overseas workers from the Philippines with a platform to share their overseas working and living experiences and interact with a community of Filipino overseas workers from around the world.

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

We have one executive officer, Mr. Eleazar Rivera, who serves as our President, Secretary and Treasurer. We have two directors: Mr. Rivera and Mr. Ronie Tan. We currently have nominal revenues and no significant assets. From March 24, 2011 (date of inception) to December 31, 2020, we have incurred accumulated net losses of $5,138,059. As of December 31, 2020, we had $72,989 in total assets and total liabilities of $4,296,043. We have sold and issued an aggregate of 113,405,751 shares of our common stock since our inception through the date of this Prospectus. 50,543,020 (or 44.57%) of the 113,405,751 shares are held by our sole officer and a director, Eleazar Rivera. 51,418,000 (or 45.3%) of the 113,405,751 shares are held by Ronie Tan.

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

We also conduct sales and marketing operations from 4K Renoir Le Grand 3, Eastwood City, Bagumbayan, Quezon City , Second District, Philippines.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2020	0.09	0.09
September 30, 2020	0.10	0.02
June 30, 2020	0.02	0.02
March 31, 2020	0.06	0.06
December 31, 2019	0.12	0.12
September 30, 2019	0.12	0.12
June 20, 2019	0.12	0.12
March 31, 2019	0.19	0.05
December 31, 2018	0.19	0.10
September 31, 2018	0.04	0.32
June 30, 2018	0.05	0.10
March 31, 2018	0.10	0.08
December 31, 2017	0.10	0.06
September 30, 2017	0.10	0.09
June 30, 2017	0.12	0.08
March 31, 2017	0.12	0.03

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc., whose address is 721 N. Vulcan Ave., 1st FL Encinitas, CA 92024, telephone number is 619-664-4780

HOLDERS

As of December 31, 2020 the Company had 113,405,751 shares of common stock issued and outstanding held by approximately 13 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the years ended December 31, 2020 and 2019, we generated revenues of $141,867 and $151,562, respectively. The cost of such revenue for the years ended December 31, 2020 and 2019, was $94,491 and $101,177, respectively. Our revenues were generated in 2020 and 2019, were primarily from the sale of food supplements on our on-line marketplace.

Our gross profits for the year ended December 31, 2020 and 2019, were $47,376 and $50,383, respectively.

For the year ended December 31, 2020, we incurred total operating expenses of $692,930, consisting of marketing expenses of $972, wages of $604,978, rent of $79, travel of $21,578, professional fees of $17,950, office supplies of $314, computer and internet costs of $11,719, and other general and administrative expense of $35,340.

For the year ended December 31, 2019, we incurred total operating expenses of $777,791, consisting of marketing expenses of $0, wages of $622,029, rent of $925, travel of $69,980, professional fees of $20,140, office supplies of $460, computer and internet costs of $12,529, and other general and administrative expense of $51,728.

We incurred net losses of $645,554 and $727,406 for the years ended December 31, 2020 and 2019, respectively. The following table provides selected financial data about our company for the years ended December 31, 2020 and 2019.

Balance Sheet Data	December 31, 2020	December 31, 2019
Cash and Cash Equivalents	$1,179	$48
Total Assets	$72,989	$34,853
Total Liabilities	$4,296,043	$3,612,352
Shareholders’ Equity (Deficit)	$(4,223,054)	$(3,577,499)

GOING CONCERN

Alpha Network Alliance Ventures Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Alpha Network Alliance Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2020 was $1,179 with $4,296,043 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $45,000,000, in order to complete our 12-month plan of operation, more fully described below in the section titled, “Plan of Operation.” If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets:
December 31, 2020 and 2019	F-1

Statements of Operations:
For the years ended December 31, 2020 and 2019	F-2

Statements of Cash Flows:
For the years ended December 31, 2020 and 2019	F-3

Statement of Shareholders' Deficit	F-4

Notes to Financial Statements:
December 31, 2020 and 2019	F-5

Yusufali & Associates, LLC Certified Public Accountants & IT Consultants AICPA, HITRUST, PCAOB, PCIDSS, & ISC2 Registered 55 Addison Drive, Short Hills, NJ 07078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alpha Network Alliance Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Network Alliance Ventures Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Alpha Network Alliance Ventures Inc. as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2019.

Short Hills, New Jersey

May 6, 2021

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheet

Audited

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,179	$48
Accounts receivable	71,810	34,805
Total current assets	72,989	34,853

Property and equipment, net	-	-

Total assets	$72,989	$34,853

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,177,544	$1,111,053
Accounts payable	68,499	51,299.00
Accrued compensation	3,050,000	2,450,000
Total current liabilities	4,296,043	3,612,352

Total liabilities	4,296,043	3,612,352

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(5,138,059)	(4,492,504)
Total stockholders' deficit	(4,223,054)	(3,577,499)
Total liabilities and stockholders' deficit	$72,989	$34,853

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Operations

Audited

	Year ended	Year ended
	December 31,	December 31,
	2020	2019

Revenue	$141,867	$151,562

Cost of revenue	94,491	101,177

Gross profit	47,376	50,385

General and Administrative expneses:
Marketing expenses	972	-
Wages	604,978	622,029
Rent	79	925
Travel	21,578	69,980
Professional	17,950	20,140
Office supplies	314	460
Computer and internet	11,719	12,529
Other general and adminstrative expenses	35,340	51,728
Total operating expenses	692,930	777,791
Net loss	(645,554)	(727,406)
Other comprehensive income/(loss)	-	-
Comprehensice income/(loss)	$(645,554)	$(727,406)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	113,405,751	113,405,751

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Statements of Cash Flows

Audited

	Year ended	Year ended
	December 31,	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(645,554)	$(727,406)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	-	-
Loss on disposal of fixed assets	-	-
Change in current assets and liabilities:
Accounts receivable	(37,005)	4,745
Accounts Payable	17,200	11,700
Accrued compensation	600,000	600,000
Net cash used from operating activities	(65,359)	(110,961)

Cash flows from investing activities:
Net cash flows provided in investing activities	-	-

Cash flows from financing activities:
Loan from related party	66,490	107,408
Net cash flows provided by financing activities	66,490	107,408
Net increase (decrease) in cash flows	1,131	(3,553)

Cash and equivalents, beginning of period	48	3,601
Cash and equivalents, end of period	$1,179	$48

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Shareholders' Deficits

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net (loss) for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

Net (loss) for the period					(645,554)	(645,554)

Balance, December 31, 2020	113,405,751	$11,341	$903,664	$-	$(5,138,059)	$(4,223,053)

The accompanying notes are an integral part of these statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2020 and 2019

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2020 and December 31, 2019.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2020 and 2019

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2020 and December 31, 2019.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2020 and December 31, 2019. The Company did not engage in any transaction involving derivative instruments.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of weight loss products, energy and performance solutions products and healthy aging solution products.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized, and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Office and general equipment are depreciated over useful lives of 10 years and leasehold improvements are depreciated shorter of term lease and useful life of 20 years. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the year ended December 31, 2020 and for the year ended December 31, 2019.

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

December 31, 2020 and 2019

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

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of December 31, 2020 and December 31, 2019, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the year ended December 31, 2020 and the year ended December 31, 2019, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $5,138,057 and $4,492,503, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2020 and 2019

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	December 31,	December 31,
	2020	2019

Transportation Equipment	$0	$0
Less: Accumulated Depreciation	0	0
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 and $0 for the year ended December 31, 2020 and for the year ended December 31, 2019, respectively.

The transportation equipment was disposed in 2018. It is derecognized upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of December 31, 2020 and December 31, 2019 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,177,544 as of December 31, 2020 and $1,111,053 as of December 31, 2019. Of this amount, $877,544 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the nine months ended September 30, 2019 and for the years 2020, 2019, 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AUDITED

December 31, 2020 and 2019

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

The balance of this accrued compensation as of December 31, 2020 was $3,050,000. The balance at December 31, 2019 was $2,450,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for 100% or $141,867 of sales for the year ended December 30, 2020 and approximately 100% or $151,562 of sales for the year ended December 31, 2019. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2020 and December 31, 2019. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

December 31, 2020 and 2019

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between December 31, 2020 and May 6, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 6, 2021, including the estimates inherent in the processing of the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2020.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ronie Tan, Age 58 Director

Mr. Tan has served as a director since April 21, 2017. Mr. Tan served as Managing Director & Vice President of South Asia for Isagenix Worldwide LCC from 2012 to 2016. From 2001 to 2010, Mr. Tan served as Managing Director & Vice President of Herbalife International. Mr. Tan received his Ph.D. in Business Administration from Golden State University in California. Mr. Tan’s experience in business operations with Isagenic and Herbalife led to our conclusion that Mr. Tan should be serving as a member of our Board of Directors in light of our business and structure.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2020, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

						Non-Equity	Nonqualified	All
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	Deferred Compensation ($)	Other Compensation ($)	Total ($)

Eleazar Rivera(1)	2020	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2019	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2018	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

_____________

(1)Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal years ended December 31, 2020 and 2019:

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2020 and 2019:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eleazar Rivera(1)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronie Tan(2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of December 31, 2020. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Eleazar Rivera(3)	50,543,020	44.57%
Common Stock	Ronie Tan(4)	51,418,000	45.3%
All directors and executive officers as a group (2 persons)		101,961,020	89.87%

____________

(1)The percentages below are based on 113,405,751 shares of our common stock issued and outstanding as of the date of this Prospectus.

(2)c/o Alpha Network Alliance Ventures Inc., 11801 Pierce St., 2nd Floor, Riverside, California 92505.

(3)Appointed President and Chief Executive Officer, Secretary, Treasurer and a director, on March 29, 2011.

(4)Appointed a director on April 21, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eleazar Rivera, our President and sole director, has lent the Company noninterest bearing amounts of $1,177,544 as of December 31, 2020. Of this amount, $877,544 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Yusufali & Associates, LLC  Certified Accountant PC (“YA”) for the audit of our annual financial statements for the years ended December 31, 2020 and 2019 and fees billed for other services rendered by YA:

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$12,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—

Total All Fees	$12,000	$12,000

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

