Form 10-Q
period 2021-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-06-25
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2021, there were 113,405,751 shares of common stock, $0.0001 par value per share, outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets:
March 31, 2021 and December 31, 2020	F-2

Statements of Operations:
For the three months ended March 31, 2021 and March 31, 2020	F-3

Statements of Cash Flows:
For the three months ended March 31, 2021 and March 31, 2020	F-4

Statement of Shareholder’s Deficit	F-5

Notes to Financial Statements:	F-6
March 31, 2021

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$4,174	$1,179
Accounts receivable	74,060	71,810
Total current assets	78,234	72,989

Property and equipment, net	.	-

Total assets	$78,234	$72,989

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,183,874	$1,177,544
Accounts payable	73,299	68,499
Accrued compensation	3,200,000	3,050,000
Total current liabilities	4,457,173	4,296,043

Total liabilities	4,457,173	4,296,043

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
113,405,751 and 113,405,751 shares issued and outstanding, respectively	11,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(5,293,944)	(5,138,059)
Total stockholders' deficit	(4,378,939)	(4,223,054)
Total liabilities and stockholders' deficit	$78,234	$72,989

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020

Revenue	$2,250	$33,038

Cost of revenue	1,500	22,033

Gross profit	750	11,005

General and Administrative expneses:
Marketing expenses	-	-
Wages	150,000	151,956
Travel	886	9,759
Professional	4,800	4,750
Office supplies	-	32
Computer and internet	81	5,399
Other general and adminstrative expenses	868	10,057
Total operating expenses	156,635	181,953
Net loss	(155,885)	(170,948)
Other comprehensive income/(loss)	-	-
Comprehensice income/(loss)	$(155,885)	$(170,948)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	113,405,751	113,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(155,885)	$(170,948)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Shares issued for services
Depreciation	-	-
Change in current assets and liabilities:
Accounts receivable	(2,250)	7,261
Accounts Payable	4,800	4,000
Accrued compensation	150,000	150,000
Net cash used from operating activities	(3,335)	(9,687)

Cash flows from investing activities:
Net cash flows provided in investing activities	-	-

Cash flows from financing activities:
Loan from related party	6,330	14,445
Net cash flows provided by financing activities	6,330	14,445
Net increase (decrease) in cash flows	2,995	4,758

Cash and equivalents, beginning of period	1,179	48
Cash and equivalents, end of period	$4,174	$4,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

  The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net (loss) for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

Net loss for the period					(645,554)	(645,554)

Balance, December 31, 2020	113,405,751	11,341	903,664	0	(5,138,058)	(4,223,053)

Net loss for the period					(155,885)	(155,885)

Balance, March 31, 2021	113,405,751	11,341	903,664	0	(5,293,943)	(4,378,938)

 The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2021

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2021 and for the year ended December 31, 2020.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2021

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2021 and December 31, 2020. The Company did not engage in any transaction involving derivative instruments.

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

March 31, 2021

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfilllment cost and are in included in cost of revenues.

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of March 31, 2021 and December 31, 2020, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the three months ended March 31, 2021 and for the year ended December 31, 2020, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $5,293,944 and $5,138,059, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2021

Note 3 – Property and Equipment, net

Property and equipment at year-end consisted of:

	March 31,	December 31,
	2021	2020

Transportation Equipment	$0	$0
Less: Accumulated Depreciation	0	0
Property and equipment, net	$0	$0

The Company recorded depreciation expense of $0 for the three month ended March 31, 2021 and $0 for the year ended December 31, 2020.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of March 31, 2021 and December 31, 2020 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,183.874 as of March 31, 2021 and $1,177,544 as of December 31, 2020. Of this amount, $883,874 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

The company had no new shares issued for the three months ended March 31, 2021 and for the years 2020, 2019, 2018, 2017, 2016 and 2015.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

March 31, 2021

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

The balance of this accrued compensation as of March 31, 2021 was $3,200,000. The balance at December 31, 2020 was $3,050,000.

Note 7 – Concentration Risk

The Company has one major customer that accounted for 100% or $2,250 of sales for the three months ended March 31, 2021 and approximately 100% or $141,867 of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2021 and December 31, 2020. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

March 31, 2021

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

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between March 31, 2021 and May 6, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 6, 2021, including the estimates inherent in the processing of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on June 25, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,183.874 from our sole director and officer. Of this amount, 883,874 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

We recorded a revenue of $2,250 and $33,038 for the three ending March 31, 2021 and 2020, respectively. Future revenue generation is dependent on the successful execution of our plan of operation and the financing described in our Form S-1, as amended.

For the three months ended March 31, 2021 we incurred total operating expenses and losses of $156,635, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $0 of marketing expenses, wages of $150,000, Rent of $0, travel expenses of $886, professional fees of $4,800, offices supplies of $0, computer and Internet expenses of $81, and other general and administrative expenses of $868.

By contrast, For the three months ended March 31, 2020 we incurred total operating expenses and losses of $181,953, consisting entirely of general and administrative expenses. Such general and administrative expenses were comprised of $0 of marketing expenses, wages of $151,956, Rent of $0, travel expenses of $9,759, professional fees of $4,750, offices supplies of $32, computer and Internet expenses of $5,399, and other general and administrative expenses of $10,057.

Liquidity and Capital Resources

At March 31, 2021, we had a cash balance of $4,174. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2021.

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

