Form 10-Q
period 2021-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-08-19
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non- accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2021, there were 313,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

Balance Sheets:
June 30, 2021 and December 31, 2020	F-2

Statements of Operations:
For the six months ended June 30, 2021 and for the year ended December 31, 2020	F-3

Statements of Cash Flows:
For the six months ended June 30, 2021 and for the year ended December 31, 2020	F-4

Statement of Shareholders' Deficit	F-5

Notes to Financial Statements:
June 30, 2021	F-6

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$1,753	$1,179
Accounts receivable	82,647	71,810
Total current assets	84,400	72,989

Property and equipment, net	-	-

Total assets	$84,400	$72,989

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,201,406	$1,177,544
Accounts payable	56,049	68,499
Accrued compensation	3,350,000	3,050,000
Total current liabilities	4,607,455	4,296,043

Total liabilities	4,607,455	4,296,043

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
313,405,751 and 113,405,751 shares issued and outstanding, respectively	31,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(5,458,060)	(5,138,059)
Total stockholders' deficit	(4,523,055)	(4,223,054)
Total liabilities and stockholders' deficit	$84,400	$72,989

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$29,975	$44,341	$32,225	$77,379

Cost of revenue	19,970	29,541	21,470	51,574

Gross profit	10,005	14,800	10,755	25,805

General and Administrative expneses:
Marketing expenses
Wages	150,000	151,669	300,000	303,625
Rent	-	79	79	79
Travel	11,681	2,878	12,566	12,636
Professional	6,632	4,000	6,632	8,750
Office supplies		-		31
Computer and internet	2,891	6,168	2,972	6,361
Other general and adminstrative expneses	7,786	8,000	19,263	23,265
Total operating expenses	178,990	172,794	341,512	354,747
(Loss) from operations	(168,985)	(157,994)	(330,757)	(328,942)
Other comprehensive income/(loss)	-	-	-	-
Comprehensive loss	$(158,980)	$(143,194)	$(320,002)	$(303,137)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	313,405,751	113,405,751	313,405,751	113,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	For the Six Months	Year ended
	Ended June 30,	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(320,002)	$(645,554)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation		-
Loss on disposal of fixed assets		-
Change in current assets and liabilities:
Accounts receivable	(10,837)	(37,005)
Accounts Payable	(12,450)	17,200
Accrued compensation	300,000	600,000
Net cash used from operating activities	(43,289)	(65,359)

Cash flows from investing activities:
Net cash flows provided in investing activities	20,000	-

Cash flows from financing activities:
Loan from related party	23,863	66,490
Net cash flows provided by financing activities	23,863	66,490
Net increase (decrease) in cash flows	574	1,131

Cash and equivalents, beginning of period	1,179	48
Cash and equivalents, end of period	$1,753	$1,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net Loss for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

Net Loss for the period					(645,554)	(645,554)

Balance, December 31, 2020	113,405,751	$11,341	$903,664	$-	$(5,138,059)	$(4,223,054)

Net Loss for the period					(320,002)	(320,002)

Common shares issued for cash	200,000,000	20,000				20,000

Balance, June 30, 2021	$313,405,751	$31,341	$903,664	$-	$(5,458,060)	$(4,523,055)

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2021

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2021 and for the year ended December 31, 2020.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2021

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2021 and December 31, 2020. The Company did not engage in any transaction involving derivative instruments.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of ---weight loss products, energy and performance solutions products and healthy aging solution products.

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

June 30, 2021

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

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company’s assessment of its customers’ creditworthiness, As of June 30, 2021 and December 31, 2020, no allowance for doubtful accounts has been provided.

Recently Issued Accounting Pronouncements:

For the six months ended June 30, 2021 and for the year ended December 31, 2020, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $5,458,060 and $5,138,059, respectively.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

June 30, 2021

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

The Company recorded depreciation expense of $0 for the six months ended June 30, 2021 and $0 for the year ended December 31, 2020.

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2021 and December 31, 2020 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,201,406 as of June 30, 2021 and $1,177,544 as of December 31, 2020. Of this amount, $901,406 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for.  These advances are unsecured and there are no terms for repayment.

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

The Company issued 514,317 shares of stock for 78,332 cash..

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2021

The company issued 200,000,000 shares for cash  for the six months ended June 30, 2021. There were no issuance of new shares for the years 2020, 2019, 2018, 2017, 2016 and 2015.

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

The balance of this accrued compensation as of June 30, 2021 was $3,350,000.  The balance at December 31, 2020 was $3,050,000.

Note 7 - Concentration Risk

The Company has one major customer that accounted for 100% or $32,225 of sales for the six months ended June 30, 2021 and approximately 100% or $141,867 of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2021 and December 31, 2020. Generally, the Company does not require collateral or other securities to support its accounts receivable.

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

June 30, 2021

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

Name of selling shareholder	Shares owned before offering	Total No. of shares to be offered	Total shares owned after offering	Percentage of shares owned after offering

Eleazer Rivera	50,543,020	5,000,000	45,543,020	21.34%
Ronnie Tan	51,418,000	5,000,000	46,418,000	21.75%

Total	101,961,020	10,000,000	91,961,020	43.09%

Note 9 - Subsequent Events

Alpha’s management has evaluated events occurring between June 30, 2021 and August 18, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 18, 2021, including the estimates inherent in the processing of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on June 21, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,201,406 from our sole director and officer. Of this amount, $901,406 is designated as advances from stockholders, while $300,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The Company’s revenue was $32,225 and $77,379 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $45,154, or 58%. All of the Company’s revenue was derived from sales of food supplements on an on-line market place.

Total expenses were $341,512 for the six months ended June 30, 2021 as compared to $354,747 for the six months ended June 30, 2020, a decrease of $13,235 or 4%. Wages were $300,000 or 88% of the Company’s total expenses for the six months ended June 30, 2021 and $303,625 or 86%% of the Company’s total expenses for the six months ended June 30, 2020. Travel was $12,566 months ended June 30, 2021 and $24,636 for the six months ended June 30, 2020. Professional fees were $6,632 for the six months ended June 30, 2021 and $8,750 for the six months ended June 30, 2020. Rent was $-0- for the six months ended June 30, 2021 and $31 for the six months ended June 30, 2020. Computer and Internet expenses were $2,972 for the six months ended June 30, 2021 and $6,361 for the six months ended June 30, 2020. Other general and administrative expenses were $19,263 for the six months ended June 30, 2021 and $23,265 for the six months ended June 30, 2020.

Net income (loss) was a net loss of $330,757 for the six months ended June 30, 2021, compared to a net loss of $328,942 for the six months ended June 30, 2020, a decrease of $1,815 or 0.6%. The decrease in net loss was primarily the result of the Company’s decreased in computer and internet expense and other general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash totaling $1,753, total assets of $84,400, total liabilities of $4,607,455 and working capital of $(4,523,055). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

On July 7, 2021, the board has approved the appointment of Dato Seri Joey Narayanan AKA Navaratnam Narayanan as Director. The appointment of Dato Seri Joey Narayanan will take effect on July 25, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

2.1	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	Certificate of Incorporation of Registrant (2)
3.1.2	Certificate of Merger (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 18, 2021	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

