Form 10-Q/A
period 2021-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-09-02
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2021, there were 993,405,751 shares of common stock, $0.0001 par value per share, outstanding.

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

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$1,753	$1,179
Accounts receivable	82,647	71,810
Total current assets	84,400	72,989

Property and equipment, net	-	-

Total assets	$84,400	$72,989

LIABILITIES
Current liabilities:
Related Party:
Advances from related party	$1,133,406	$1,177,544
Accounts payable	56,049	68,499
Accrued compensation	3,350,000	3,050,000
Total current liabilities	4,539,455	4,296,043

Total liabilities	4,539,455	4,296,043

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 8,000,000,000 shares authorized,
993,405,751 and 113,405,751 shares issued and outstanding, respectively	99,341	11,341
Capital in excess of par value	903,664	903,664
Deficit accumulated during the development stage	(5,458,060)	(5,138,059)
Total stockholders' deficit	(4,455,055)	(4,223,054)
Total liabilities and stockholders' deficit	$84,400	$72,989

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$29,975	$44,341	$32,225	$77,379

Cost of revenue	19,970	29,541	21,470	51,574

Gross profit	10,005	14,800	10,755	25,805

General and Administrative expneses:
Marketing expenses
Wages	150,000	151,669	300,000	303,625
Rent	-	79	79	79
Travel	11,681	2,878	12,566	12,636
Professional	6,632	4,000	6,632	8,750
Office supplies		-		31
Computer and internet	2,891	6,168	2,972	6,361
Other general and administrative expenses	7,786	8,000	19,263	23,265
Total operating expenses	178,990	172,794	341,512	354,747
(Loss) from operations	(168,985)	(157,994)	(330,757)	(328,942)
Other comprehensive income/(loss)	-	-	-	-
Comprehensive loss	$(158,980)	$(143,194)	$(320,002)	$(303,137)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	993,405,751	113,405,751	993,405,751	113,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

	For the Six Months	Year ended
	Ended June 30,	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(320,002)	$(645,554)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation		-
Loss on disposal of fixed assets		-
Change in current assets and liabilities:
Accounts receivable	(10,837)	(37,005)
Accounts Payable	(12,450)	17,200
Accrued compensation	300,000	600,000
Net cash used from operating activities	(43,289)	(65,359)

Cash flows from investing activities:
Net cash flows provided in investing activities	88,000	-

Cash flows from financing activities:
Loan from related party	(44,137)	66,490
Net cash flows provided by financing activities	(44,137)	66,490
Net increase (decrease) in cash flows	574	1,131

Cash and equivalents, beginning of period	1,179	48
Cash and equivalents, end of period	$1,753	$1,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Totals

Balance, March 24, 2011 (Inception)	75,000,000	$7,500	$3,139	$-	$-	$10,639

Reverse recapitalization	31,390,000	3,139	(3,139)		-	-

Net (loss) for the period	-	-	-		(171,567)	(171,567)

Balance, December 31, 2011	106,390,000	10,639	-	-	(171,567)	(160,928)

Issuance of common stock to new shareholders	158,500	16	18,734			18,750

Net (loss) for the period					(76,137)	(76,137)

Balance, December 31, 2012	106,548,500	10,655	18,734	-	(247,704)	(218,315)

Common stock issued	205,868	21	30,859			30,880

Stock Subscription				41,605		41,605

Net (loss) for the period					(211,996)	(211,996)

Balance, December 31, 2013	106,754,368	10,676	49,593	41,605	(459,700)	(357,826)

Common stock issued for cash	514,317	51	78,281			78,332

Common stock issued for Services	5,322,000	532	632,666			633,198

Shares issued for subscription	277,366	28	41,577	(41,605)		-

Net (loss) for the period					(834,590)	(834,590)

Balance, December 31, 2014	112,868,051	$11,287	$802,117	$-	$(1,294,290)	$(480,886)

Common stock issued for Services	537,700	54	101,547			101,601

Net (loss) for the period					(527,093)	(527,093)

Balance, December 31, 2015	113,405,751	$11,341	$903,664	$-	$(1,821,383)	$(906,378)

Net (loss) for the period					(375,784)	(375,784)

Balance, December 31, 2016	113,405,751	$11,341	$903,664	$-	$(2,197,167)	$(1,282,162)

Net (loss) for the period					(809,104)	(809,104)

Balance, December 31, 2017	113,405,751	$11,341	$903,664	$-	$(3,006,271)	$(2,091,266)

Net (loss) for the period					(758,827)	(758,827)

Balance, December 31, 2018	113,405,751	$11,341	$903,664	$-	$(3,765,098)	$(2,850,093)

Net Loss for the period					(727,406)	(727,406)

Balance, December 31, 2019	113,405,751	$11,341	$903,664	$-	$(4,492,504)	$(3,577,499)

Net Loss for the period					(645,554)	(645,554)

Balance, December 31, 2020	113,405,751	$11,341	$903,664	$-	$(5,138,059)	$(4,223,054)

Net Loss for the period					(320,002)	(320,002)

Common shares issued for cash	200,000,000	20,000				20,000

Conversion of debt	680,000,000	68,000				68,000

Balance, June 30, 2021	$993,405,751	$99,341	$903,664	$-	$(5,458,060)	$(4,455,055)

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

Federal income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the six months ended June 30, 2021 and for the year ended December 31, 2020.

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

Note 4 - Related Party Transactions:

Due to related parties included in the balance sheets as of June 30, 2021 and December 31, 2020 were loans on the Company’s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,133,406 as of June 30, 2021 and $1,177,544 as of December 31, 2020. Of this amount, $901,406 is designated as advances from stockholders, while $232,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

ALPHA NETWORK ALLIANCE VENTRUES, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2021

The company issued 200,000,000 shares for cash and converted 680,000,000 into common shares for the six months ended June 30, 2021. There were no issuance of new shares for the years 2020, 2019, 2018, 2017, 2016 and 2015.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,133,406 from our sole director and officer. Of this amount, $901,406 is designated as advances from stockholders, while $232,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash totaling $1,753, total assets of $84,400, total liabilities of $4,539,455 and working capital of $(4,455,055). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

On July 7, 2021, the board has approved the appointment of Datuk Seri Joey Navaratnam AKA Navaratnam Narayanyan as Director. The appointment of Dato Seri Joey Narayanan will take effect on July 25, 2021.

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

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: September 2, 2021	By:	/s/ Eleazar Rivera
Name: Eleazar Rivera
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

