Form 10-Q/A
period 2021-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2021-09-02
CIK 1491829

??

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

??

FORM 10-Q/A

??

(MARK ONE)

??

??????????? QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

??

For the quarterly period ended June 30, 2021

??

OR

??

??????????? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

??

For the transition period from _____ to ____

??

Commission File No. 000-54126

??

ALPHA NETWORK ALLIANCE VENTURES INC.
(Exact name of registrant as specified in its charter)

??

Delaware	??	45-1649826
(State or other jurisdiction of	??	(I.R.S. Employer
incorporation or organization)	??	Identification No.)

??

11801 Pierce St., 2nd Floor
Riverside, California 92505

(Address of principal executive offices, zip code)

??

(951) 530-1862

(Registrant???s telephone number, including area code)

??

_________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

??

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??????????? No ???

??

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (??232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).??Yes ??????????? No ???

??

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ???large accelerated filer,??? ???accelerated filer,??? ???smaller reporting company,??? and "emerging growth company" in Rule 12b-2 of the Exchange Act.

??

Large Accelerated Filer	???	Accelerated Filer	???
Non- accelerated Filer	???	Smaller reporting company	???
??		Emerging growth company	???

??

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ???

??

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ??????????? No ???

??

APPLICABLE ONLY TO CORPORATE ISSUERS

??

As of June 30, 2021, there were 993,405,751 shares of common stock, $0.0001 par value per share, outstanding.

???? ??????????

??

??

????????????????

ALPHA NETWORK ALLIANCE VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

??

INDEX

??

Index	??	??	Page	??
??	??	??	??	??
Part I. Financial Information		??	??	??
??		??	??	??
Item 1.	Financial Statements	??	F-1	??
??	??	??	??	??
??	Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020.		F-2	??
??	??	??	??	??
??	Statements of Operations (Unaudited) for the six months ended June 30, 2021 and 2020.	??	F-3	??
??	??	??	??	??
??	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and for the year ended December 31, 2020.	??	F-4	??
??	??	??	??	??
??	Statement of Shareholders??? Deficit (Unaudited)	??	F-5	??
??	??	??	??	??
??	Notes to Financial Statements (Unaudited).	??	F-6	??
??	??	??	??	??
Item 2.	Management???s Discussion and Analysis of Financial Condition and Results of Operations.	??	4	??
??	??	??	??	??
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	??	9	??
??	??	??	??	??
Item 4.	Controls and Procedures.	??	9	??
??	??	??	??	??
Part II. Other Information		??	??	??
??		??	??	??
Item 1.	Legal Proceedings.	??	10	??
??	??	??	??	??
Item 1A.	Risk Factors.	??	10	??
??	??	??	??	??
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	??	10	??
??	??	??	??	??
Item 3.	Defaults Upon Senior Securities.	??	10	??
??	??	??	??	??
Item 4.	Mine Safety Disclosures.	??	10	??
??	??	??	??	??
Item 5.	Other Information.	??	10	??
??	??	??	??	??
Item 6.	Exhibits.	??	11	??
??	??	??	??	??
Signatures		??	12

??

??
2

????????????????????

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

??

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the ???Company???), contains ???forward-looking statements,??? as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as ???may???, ???will???, ???should???, ???could???, ???expects???, ???plans???, ???intends???, ???anticipates???, ???believes???, ???estimates???, ???predicts???, ???potential??? or ???continue??? or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company???s need for and ability to obtain additional financing, the exercise of the approximately 69% control the Company???s sole officer and director holds of the Company???s voting securities, other factors over which we have little or no control; and other factors discussed in the Company???s filings with the Securities and Exchange Commission (???SEC???).

??

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management???s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

??

??
3

??????????????????????

PART I. FINANCIAL INFORMATION

??

ITEM 1. FINANCIAL STATEMENTS.

??

ALPHA NETWORK ALLIANCE VENTURES, INC.

A Development Stage Company

??

Balance Sheets:		??
June 30, 2021 and December 31, 2020	F-2	??
??
Statements of Operations:		??
For the six months ended June 30, 2021 and for the year ended December 31, 2020	F-3	??
??
Statements of Cash Flows:		??
For the six months ended June 30, 2021 and for the year ended December 31, 2020	F-4	??
??
Statement of Shareholders' Deficit	F-5	??
??
Notes to Financial Statements:		??
June 30, 2021	F-6	??

??

??
F-1

??????????????????

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Balance Sheets
Unaudited

??

??	??	June 30, 2021		??	??	December 31, 2020		??
??	??	??		??	??	??		??
ASSETS	??	??		??	??	??		??
Current assets:	??	??		??	??	??		??
Cash	??		$1,753	??	??		$1,179	??
Accounts receivable	??	??	82,647	??	??	??	71,810	??
Total current assets	??	??	84,400	??	??	??	72,989	??
??	??	??	??	??	??	??	??	??
Property and equipment, net	??	??	-	??	??	??	-	??
??	??	??	??	??	??	??	??	??
Total assets	??		$84,400	??	??		$72,989	??
??	??	??	??	??	??	??	??	??
LIABILITIES	??	??	??	??	??	??	??	??
Current liabilities:	??	??	??	??	??	??	??	??
Related Party:	??	??	??	??	??	??	??	??
Advances from related party	??		$1,133,406	??	??		$1,177,544	??
Accounts payable	??	??	56,049	??	??	??	68,499	??
Accrued compensation	??	??	3,350,000	??	??	??	3,050,000	??
Total current liabilities	??	??	4,539,455	??	??	??	4,296,043	??
??	??	??	??	??	??	??	??	??
Total liabilities	??	??	4,539,455	??	??	??	4,296,043	??
??	??	??	??	??	??	??	??	??
STOCKHOLDERS' DEFICIT	??	??	??	??	??	??	??	??
Common stock, $.0001 par value, 8,000,000,000 shares authorized,	??	??	??	??	??	??	??	??
993,405,751 and 113,405,751 shares issued and outstanding, respectively	??	??	99,341	??	??	??	11,341	??
Capital in excess of par value	??	??	903,664	??	??	??	903,664	??
Deficit accumulated during the development stage	??	??	(5,458,060)		??	??	(5,138,059)
Total stockholders' deficit	??	??	(4,455,055)		??	??	(4,223,054)
Total liabilities and stockholders' deficit	??		$84,400	??	??		$72,989	??

??

The accompanying notes are an integral part of these financial statements.

??

??
F-2

????????????????????

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Operations
Unaudited

??

??	??	Three months		??	??	Three months		??	??	Six months		??	??	Six months		??
??	??	ended		??	??	ended		??	??	ended		??	??	ended		??
??	??	June 30,		??	??	June 30,		??	??	June 30,		??	??	June 30,		??
??	??	2021		??	??	2020		??	??	2021		??	??	2020		??
??	??	??		??	??	??		??	??	??		??	??	??		??
Revenue	??		$29,975	??	??		$44,341	??	??		$32,225	??	??		$77,379	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Cost of revenue	??	??	19,970	??	??	??	29,541	??	??	??	21,470	??	??	??	51,574	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Gross profit	??	??	10,005	??	??	??	14,800	??	??	??	10,755	??	??	??	25,805	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
General and Administrative expneses:	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Marketing expenses	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Wages	??	??	150,000	??	??	??	151,669	??	??	??	300,000	??	??	??	303,625	??
Rent	??	??	-	??	??	??	79	??	??	??	79	??	??	??	79	??
Travel	??	??	11,681	??	??	??	2,878	??	??	??	12,566	??	??	??	12,636	??
Professional	??	??	6,632	??	??	??	4,000	??	??	??	6,632	??	??	??	8,750	??
Office supplies	??	??	??	??	??	??	-	??	??	??	??	??	??	??	31	??
Computer and internet	??	??	2,891	??	??	??	6,168	??	??	??	2,972	??	??	??	6,361	??
Other general and administrative expenses	??	??	7,786	??	??	??	8,000	??	??	??	19,263	??	??	??	23,265	??
Total operating expenses	??	??	178,990	??	??	??	172,794	??	??	??	341,512	??	??	??	354,747	??
(Loss) from operations	??	??	(168,985)		??	??	(157,994)		??	??	(330,757)		??	??	(328,942)
Other comprehensive income/(loss)	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??
Comprehensive loss	??		$(158,980)		??		$(143,194)		??		$(320,002)		??		$(303,137)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Basic earnings/(loss) per common share	??		$(0.00)		??		$(0.00)		??		$(0.00)		??		$(0.00)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Weighted average number of shares outstanding	??	??	993,405,751	??	??	??	113,405,751	??	??	??	993,405,751	??	??	??	113,405,751	??

??

The accompanying notes are an integral part of these financial statements.

??

??
F-3

??????????????????

ALPHA NETWORK ALLIANCE VENTURES, INC.
A Development Stage Company
Statements of Cash Flows
Unaudited

??

??	??	For the Six Months		??	??	Year ended		??
??	??	Ended June 30,		??	??	December 31,		??
??	??	2021		??	??	2020		??
??	??	??		??	??	??		??
Cash flows from operating activities:	??	??		??	??	??		??
Net loss	??		$(320,002)		??		$(645,554)
??	??	??	??	??	??	??	??	??
Adjustments to reconcile net (loss) to cash	??	??	??	??	??	??	??	??
provided (used) by developmental stage activities:	??	??	??	??	??	??	??	??
Depreciation	??	??	??	??	??	??	-	??
Loss on disposal of fixed assets	??	??	??	??	??	??	-	??
Change in current assets and liabilities:	??	??	??	??	??	??	??	??
Accounts receivable	??	??	(10,837)		??	??	(37,005)
Accounts Payable	??	??	(12,450)		??	??	17,200	??
Accrued compensation	??	??	300,000	??	??	??	600,000	??
Net cash used from operating activities	??	??	(43,289)		??	??	(65,359)
??	??	??	??	??	??	??	??	??
Cash flows from investing activities:	??	??	??	??	??	??	??	??
Net cash flows provided in investing activities	??	??	88,000	??	??	??	-	??
??	??	??	??	??	??	??	??	??
Cash flows from financing activities:	??	??	??	??	??	??	??	??
Loan from related party	??	??	(44,137	)??	??	??	66,490	??
Net cash flows provided by financing activities	??	??	(44,137)		??	??	66,490	??
Net increase (decrease) in cash flows	??	??	574	??	??	??	1,131	??
??	??	??	??	??	??	??	??	??
Cash and equivalents, beginning of period	??	??	1,179	??	??	??	48	??
Cash and equivalents, end of period	??		$1,753	??	??		$1,179	??
??	??	??	??	??	??	??	??	??
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:	??	??	??	??	??	??	??	??
Interest	??		$-	??	??		$-	??
Income taxes	??		$-	??	??		$-	??

??

The accompanying notes are an integral part of these financial statements.

??

??
F-4

??????????????????

ALPHA NETWORK ALLIANCE VENTURES, INC.
(A Development Stage Enterprise)
Statement of Shareholders' Deficits
Unaudited

??

??	??			??	??			??	??			??	??	??		??	??	(Deficit)		??	??	??		??
??	??	??		??	??	??		??	??	??		??	??	??		??	??	Accumulated		??	??	??		??
??	??	??						??	??	Additional		??	??	??		??	??	During the		??	??	??		??
??	??	Common stock						??	??	Paid-in		??	??	Stock		??	??	Development		??	??	??		??
??	??	Shares		??	??	Amount		??	??	Capital		??	??	Subscription		??	??	Stage		??	??	Totals		??
??	??	??		??	??	??		??	??	??		??	??	??		??	??	??		??	??	??		??
Balance, March 24, 2011 (Inception)	??	??	75,000,000	??	??		$7,500	??	??		$3,139	??	??		$-	??	??		$-	??	??		$10,639	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Reverse recapitalization	??	??	31,390,000	??	??	??	3,139	??	??	??	(3,139)		??	??	??	??	??	??	-	??	??	??	-	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	-	??	??	??	-	??	??	??	-	??	??	??	??	??	??	??	(171,567)		??	??	(171,567)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2011	??	??	106,390,000	??	??	??	10,639	??	??	??	-	??	??	??	-	??	??	??	(171,567)		??	??	(160,928)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Issuance of common stock to new shareholders	??	??	158,500	??	??	??	16	??	??	??	18,734	??	??	??	??	??	??	??	??	??	??	??	18,750	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(76,137)		??	??	(76,137)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2012	??	??	106,548,500	??	??	??	10,655	??	??	??	18,734	??	??	??	-	??	??	??	(247,704)		??	??	(218,315)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Common stock issued	??	??	205,868	??	??	??	21	??	??	??	30,859	??	??	??	??	??	??	??	??	??	??	??	30,880	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Stock Subscription	??	??	??	??	??	??	??	??	??	??	??	??	??	??	41,605	??	??	??	??	??	??	??	41,605	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(211,996)		??	??	(211,996)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2013	??	??	106,754,368	??	??	??	10,676	??	??	??	49,593	??	??	??	41,605	??	??	??	(459,700)		??	??	(357,826)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Common stock issued for cash	??	??	514,317	??	??	??	51	??	??	??	78,281	??	??	??	??	??	??	??	??	??	??	??	78,332	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Common stock issued for Services	??	??	5,322,000	??	??	??	532	??	??	??	632,666	??	??	??	??	??	??	??	??	??	??	??	633,198	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Shares issued for subscription	??	??	277,366	??	??	??	28	??	??	??	41,577	??	??	??	(41,605)		??	??	??	??	??	??	-	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(834,590)		??	??	(834,590)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2014	??	??	112,868,051	??	??		$11,287	??	??		$802,117	??	??		$-	??	??		$(1,294,290)		??		$(480,886)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Common stock issued for Services	??	??	537,700	??	??	??	54	??	??	??	101,547	??	??	??	??	??	??	??	??	??	??	??	101,601	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(527,093)		??	??	(527,093)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2015	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(1,821,383)		??		$(906,378)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(375,784)		??	??	(375,784)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2016	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(2,197,167)		??		$(1,282,162)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(809,104)		??	??	(809,104)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2017	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(3,006,271)		??		$(2,091,266)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net (loss) for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(758,827)		??	??	(758,827)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2018	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(3,765,098)		??		$(2,850,093)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(727,406)		??	??	(727,406)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2019	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(4,492,504)		??		$(3,577,499)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(645,554)		??	??	(645,554)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, December 31, 2020	??	??	113,405,751	??	??		$11,341	??	??		$903,664	??	??		$-	??	??		$(5,138,059)		??		$(4,223,054)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Net Loss for the period	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	(320,002)		??	??	(320,002)
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Common shares issued for cash	??	??	200,000,000	??	??	??	20,000	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	20,000	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Conversion of debt	??	??	680,000,000	??	??	??	68,000	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	68,000	??
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Balance, June 30, 2021	??		$993,405,751	??	??		$99,341	??	??		$903,664	??	??		$-	??	??		$(5,458,060)		??		$(4,455,055)

??

The accompanying notes are an integral part of these financial statements.

??

??
F-5

????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??

Note 1 - Summary of Significant Accounting Policies:

??

The Company was originally organized in the State of Delaware on March 24, 2011 as Daedalus Ventures, Inc.??

??

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

??

The Company is focused on building and operating a social networking software application and other internet driven applications.?? The Company builds Social Network Marketing tools that enable buyers, sellers, users to connect, share, discover and communicate with each other. The software application also allows its users to post reviews and share shopping and fashion tips and opinions or to integrate their 3rd party websites or shopping store sites.?? It also offers products that enable companies, advertisers and marketers to engage with its users using a Social Network Marketing campaign and Social Medial Marketing campaign platform to boost the sales and membership for every affiliate who wants to participate.

??

The Company???s market is mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The Company decided that it???s appropriate to sell our KababayanKo.com??Premium Packages membership with products included to be more attractive and lucrative to every affiliate who buys and upgrades to Premium Packages Membership, and as a result of the promotion they can also purchase the products inside Kababayanko.com??Market Place if they want it more.

??

During 2014, The Company also moved its primary operations to the Philippines.?? The purpose of this move was to better centrally locate to its primary market.?? Additionally, the Company plans to recognize lower costs and better distribution.

??

Recognizing the efficiency and cost effectivity of its operations in the Philippines, the company appointed an independent distributor that will primarily handle the distribution of its product in the Philippines. ??As a result of this, during 2015, the company has moved its primary operations back in the California, United States.

??

The Company???s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company???s market penetration before another company develops a similar product.

??

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.????? The Company has adopted the new provision of FASB ASC 915-275 and is not reporting inception to date activities as previously required.

??

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the ???SEC???) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2021 and for the year ended December 31, 2020.

??

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.??

??

??
F-6

????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

??

Fair value of financial instruments and derivative financial instruments

The Company???s financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2021 and December 31, 2020. The Company did not engage in any transaction involving derivative instruments.

??

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.?? The inventory consists of ---weight loss products, energy and performance solutions products and healthy aging solution products.??

??

Property and Equipment??

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Office and general equipment are depreciated over useful lives of 10 years and leasehold improvements are depreciated shorter of term lease and useful life of 20 years.?? Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

??

Federal income taxes

??

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 ???Accounting for Income Taxes??? as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years. The U. S. Tax Act known as Tax Cuts and Jobs Act (the ???2017 Act???) signed on December 22, 2017 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a ???10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (???CFCs???). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact for 2017 Act for the six months ended June 30, 2021 and for the year ended December 31, 2020.

??

Net income per share of common stock

Net loss per share is provided in accordance with FASB ASC 260-10, ???Earnings per Share???. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

??

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.????As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

??

??
F-7

????????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??

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

??

Revenue Recognition:

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

??

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.??

??

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues.

??

The company generates wholesale revenues primarily from sale of products to retailers or distributors who are mostly Overseas Contract Workers (OCW) and majority is from the Philippines. The company typically extend credit terms to its wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 to 60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual accounts balances, including an evaluation of days outstanding, payment history, recent payment trends, and the company???s assessment of its customers??? creditworthiness, As of June 30, 2021 and December 31, 2020, no allowance for doubtful accounts has been provided.

??

Recently Issued Accounting Pronouncements:

For the six months ended June 30, 2021 and for the year ended December 31, 2020, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

??

Note 2 - Uncertainty, going concern:

??

The Company???s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $5,458,060 and $5,138,059, respectively. ??The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

??

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

??

??
F-8

??????????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??

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

??

Note 3 - Property and Equipment, net

??

Property and equipment at year-end consisted of:

??

??	??	June 30,	??	??	December 31,	??
??	??	2021	??	??	2020	??
??	??	??	??	??	??	??
Transportation Equipment	??	$0	??	??	$0	??
Less: Accumulated Depreciation	??	?? 0	??	??	?? 0	??
Property and equipment, net	??	$0	??	??	$0	??

??

The Company recorded depreciation expense of $0 for the six months ended June 30, 2021 and $0 for the year ended December 31, 2020.

??

The transportation equipment was disposed in 2018. It is derecognised upon disposal because no future economic benefits are expected from its disposal. The loss arising on disposal in the amount of $3,797 is included in the expenditure.

??

Note 4 - Related Party Transactions:

??

Due to related parties included in the balance sheets as of June 30, 2021 and December 31, 2020 were loans on the Company???s director and CEO, Mr. Eleazar Rivera. He has lent the Company noninterest bearing amounts of $1,133,406 as of June 30, 2021 and $1,177,544 as of December 31, 2020. Of this amount, $901,406 is designated as advances from stockholders, while $232,000 is designated as deposit for future share subscriptions. No subscribed shares are outstanding that cannot be legally issued until paid for. These advances are unsecured and there are no terms for repayment.

??

Note 5 - Common Stock:

??

Since inception, the Company has issued 108,531,251 shares of stock for $169,567 cash.

??

During the year ended December 31, 2012, the Company issued for cash 158,500 shares of stock for $18,750

??

During the year ended December 31, 2013, the Company issued for cash 205,868 shares of stock for $30,800.?? Additionally, the Company received $43,887 cash for 277,366 unissued shares of common stock.?? These shares were issued in the first quarter 2014.

??

The Company had the following stock transactions for the year ended December 31, 2014:

??

The Company issued 277,366 shares of stock for the funds received and recorded as a stock subscription for the period ending December 31, 2013.

??

The Company issued 514,317 shares of stock for 78,332 cash..

??

??
F-9

????????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??????

??

The company issued 200,000,000 shares for cash??and converted 680,000,000 into common shares for the six months ended June 30, 2021. There were no issuance of new shares for the years 2020, 2019, 2018, 2017, 2016 and 2015.

??

Note 6 - Employment Contract

??

On November 24, 2014, the Company entered into an employment agreement with its Chief Executive Officer and majority shareholder for a (5) five year employment agreement.?? The employment agreement calls for an annual salary of $300,000 plus a monthly bonus of 2% of all sales paid on a monthly basis.?? The agreement also includes a 10% increase every December 1st.?? This contract renews on an annual basis following the (5) year term and can be canceled by the Company or the employee.

??

On December 1, 2017, another employment agreement, with the same terms and conditions, was entered into by the company with its Chairman of the board.

??

The balance of this accrued compensation as of June 30, 2021 was $3,350,000.?? The balance at December 31, 2020 was $3,050,000.

??

Note 7 - Concentration Risk

??

The Company has one major customer that accounted for 100% or $32,225 of sales for the??six months ended??June 30, 2021 and approximately 100% or $141,867 of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the customer. Consequently, The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company???s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2021 and December 31, 2020. Generally, the Company does not require collateral or other securities to support its accounts receivable.

??

Note 8 - Registration statement under the??Securities Act of 1933.

??

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

??

Any funds that will be raised from the offering of 100,000,000 common shares shall be immediately available for use as follows:

??

Product Development	??	??	10%		??	Expansion to 10 countries	??	??	20%
Infrastructure	??	??	10%		??	Inventory for 6 months allocations	??	??	25%
Executive salaries	??	??	10%		??	Legal and accounting	??	??	2%
Staff salaries	??	??	20%		??	Transfer agent, contingencies	??	??	?? ??
??	??	??	??	??	??	And other expenses	??	??	3%
Total	??	??	??	??	??	??	??	??	100%

??

??
F-10

??????????????????

ALPHA NETWORK ALLIANCE VENTRUES, INC.

??(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

??

June 30, 2021

??

The offering price of the 100,000,000 shares being offered has been determined arbitrarily by the management. The price does not bear any relationship to the company???s assets, book value, earnings, or other established criteria for valuing a privately held company. In determining the number of shares to be offered and the offering price, the company took into consideration its cash on hand and the amount of money that would need to implement its business plan. Accordingly, the offering price should not be considered an indication of the actual value of the securities. The will not receive any of the proceeds from the sale of the 10,000,000 common shares being offered for sale by the selling stockholders, which 10,000,000 shares of our common stock may be offered and sold from time to time by the selling stockholders. The selling shareholders will sell our shares at prevailing market prices or privately negotiated prices.

??

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

??

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

??

The percentages below are calculated based on 113,405,751 shares of our common stock issued and outstanding as of the date of the prospectus.?? The company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. None of the selling stockholders is a broker-dealer or an affiliate of a broker-dealer.

??

??Name of selling shareholder	??	??Shares??owned before??offering		??	??	??Total No. of shares to be offered		??	??	??Total shares owned after offering		??	??	Percentage of??shares owned after offering??	??
??	??	??		??	??	??		??	??	??		??	??	??	??
??Eleazer Rivera	??	??	50,543,020	??	??	??	5,000,000	??	??	??	45,543,020	??	??	??	21.34%
??Ronnie Tan	??	??	51,418,000	??	??	??	5,000,000	??	??	??	46,418,000	??	??	??	21.75%
??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	?? ??
??Total	??	??	101,961,020	??	??	??	10,000,000	??	??	??	91,961,020	??	??	??	43.09%

??

Note 9 - Subsequent Events??????????????????????

??

Alpha???s management has evaluated events occurring between June 30, 2021 and August 18, 2021, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at August 18, 2021, including the estimates inherent in the processing of the financial statements.

??

??
F-11

??????????????????????

ITEM 2. MANAGEMENT???S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

??

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company???s most recent Annual Report on Form 10-K (File No. 000-54126), as filed with the SEC on June 21, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute ???forward-looking??? statements.

??

OVERVIEW

??

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

??

Our business offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We have a website located at www.kababayanko.com; however, the information contained on our website does not form a part of this Form 10-Q.

??

Going Concern

????

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-182596), declared effective by the SEC on March 18, 2014, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company???s ability to continue as a going concern.

??

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

?????? ????????????????????????????

CRITICAL ACCOUNTING POLICIES

??

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (???US GAAP???). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our??business operations and to the understanding of our financial results:

??

??
4

????????????????????????

Development Stage Company

??

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, ???Accounting and Reporting by Development Stage Enterprises???. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

??

Use of Estimates

??

The Company prepares financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management???s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

??

Cash and Cash Equivalents

??

The Company considers all highly liquid instruments purchased with maturities of one year or less to be cash equivalents.

??

Property and Equipment

??

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

??

Fair Value of Financial Instruments

??

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

??

PLAN OF OPERATION

??

We are a development stage corporation which operates a food products and beverage business and have not yet generated or realized only nominal revenues from our business.

??

Our plan of operation for the following 12 months is as follows, provided that we raise sufficient funds to commence such plan:

??

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

??

??
5

??????????????????????

The following table sets forth the uses of proceeds from the primary offering would be used assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $45,000,000 as anticipated.

??

??	??	??	??	??	??		??	??	If 25% of Shares Sold		??	??	If 50% of Shares Sold		??	??	If 75% of Shares Sold		??	??	If 100% of Shares Sold		??
Gross Proceeds from this offering	??	Itemized %	??	??	Total %		??	??		$11,250,000	??	??		$22,500,000	??	??		$33,750,000	??	??		$45,000,000	??
??	??	??	??	??	??		??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Product Development	??	??	??	??	??		??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Company Acquisition and Development	??	??	??	??	??	10%		??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
Health and Wellness Industry	??	??	5%	??	??	??	??	??		$562,500	??	??		$1,125,000	??	??		$1,687,500	??	??		$2,250,000	??
Technology Company	??	??	5%	??	??	??	??	??		$562,500	??	??		$1,125,000	??	??		$1,687,500	??	??		$2,250,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Infra Structures	??	??	?? ??	??	??	10%		??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
Licensing & Development	??	??	5%	??	??	??	??	??		$562,500	??	??		$1,125,000	??	??		$1,687,500	??	??		$2,250,000	??
Corporate Office Acquisition	??	??	5%	??	??	??	??	??		$562,500	??	??		$1,125,000	??	??		$1,687,500	??	??		$2,250,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Executives Salaries (Max 10)	??	??	?? ??	??	??	10%		??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
Founder Dato	??	??	1.35%	??	??	??	??	??		$151,875	??	??		$303,750	??	??		$455,625	??	??		$607,500	??
Founder Lance	??	??	1.35%	??	??	??	??	??		$151,875	??	??		$303,750	??	??		$455,625	??	??		$607,500	??
CEO	??	??	1.20%	??	??	??	??	??		$135,000	??	??		$270,000	??	??		$405,000	??	??		$540,000	??
President	??	??	1.10%	??	??	??	??	??		$123,750	??	??		$247,500	??	??		$371,250	??	??		$495,000	??
CFO	??	??	1.00%	??	??	??	??	??		$112,500	??	??		$225,000	??	??		$337,500	??	??		$450,000	??
COO	??	??	1.00%	??	??	??	??	??		$112,500	??	??		$225,000	??	??		$337,500	??	??		$450,000	??
CMO	??	??	1.00%	??	??	??	??	??		$112,500	??	??		$225,000	??	??		$337,500	??	??		$450,000	??
CIO	??	??	1.00%	??	??	??	??	??		$112,500	??	??		$225,000	??	??		$337,500	??	??		$450,000	??
CSO	??	??	1.00%	??	??	??	??	??		$112,500	??	??		$225,000	??	??		$337,500	??	??		$450,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Staffs Salary (Max 70)	??	??	?? ??	??	??	20%		??		$2,250,000	??	??		$4,500,000	??	??		$6,750,000	??	??		$9,000,000	??
VP Country (10 Countries)	??	??	4.0%	??	??	??	??	??		$450,000	??	??		$900,000	??	??		$1,350,000	??	??		$1,800,000	??
HR Manager (10 C???ries)	??	??	2.5%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Sales & Marketing Manager (10 C)	??	??	2.5%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Marketing Manager (10 C)	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Finance Manager (10 C)	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
CS Manager (10 C)	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Rank & File (10 C)	??	??	3.50%	??	??	??	??	??		$393,750	??	??		$787,500	??	??		$1,181,250	??	??		$1,575,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$2,250,000	??	??		$4,500,000	??	??		$6,750,000	??	??		$9,000,000	??

??

??
6

??????????????????

Expansion (10 Countries Max)	??	??	??	??	??	20%		??		$2,250,000	??	??		$4,500,000	??	??		$6,750,000	??	??		$9,000,000	??
USA	??	??	3%	??	??	??	??	??		$337,500	??	??		$675,000	??	??		$1,012,500	??	??		$1,350,000	??
Canada	??	??	1.50%	??	??	??	??	??		$168,750	??	??		$337,500	??	??		$506,250	??	??		$675,000	??
Mexico	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Malaysia	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Philippines	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Indonesia	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Singapore	??	??	1.50%	??	??	??	??	??		$168,750	??	??		$337,500	??	??		$506,250	??	??		$675,000	??
Thailand	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Russia	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Turkey	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$2,250,000	??	??		$4,500,000	??	??		$6,750,000	??	??		$9,000,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Inventory (6 Months Allocation)	??	??	?? ??	??	??	25%		??		$2,812,500	??	??		$5,625,000	??	??		$8,437,500	??	??		$11,250,000	??
Weight Loss Products	??	??	10%	??	??	??	??	??		$1,125,000	??	??		$2,250,000	??	??		$3,375,000	??	??		$4,500,000	??
Dental Products	??	??	5%	??	??	??	??	??		$562,500	??	??		$1,125,000	??	??		$1,687,500	??	??		$2,250,000	??
Supplements Products	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Beverage Products	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Technology Gadgets	??	??	2.50%	??	??	??	??	??		$281,250	??	??		$562,500	??	??		$843,750	??	??		$1,125,000	??
Kits & Promotional & Collaterals	??	??	2%	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
Others eg stationary	??	??	0.50%	??	??	??	??	??		$56,250	??	??		$112,500	??	??		$168,750	??	??		$225,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$2,812,500	??	??		$5,625,000	??	??		$8,437,500	??	??		$11,250,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Legal & Accounting	??	??	?? ??	??	??	2%		??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
SEC Lawyer	??	??	0.20%	??	??	??	??	??		$22,500	??	??		$45,000	??	??		$67,500	??	??		$90,000	??
Residence Legal Team	??	??	0.70%	??	??	??	??	??		$78,750	??	??		$157,500	??	??		$236,250	??	??		$315,000	??
External Auditor	??	??	0.20%	??	??	??	??	??		$22,500	??	??		$45,000	??	??		$67,500	??	??		$90,000	??
Internal Auditor	??	??	0.20%	??	??	??	??	??		$22,500	??	??		$45,000	??	??		$67,500	??	??		$90,000	??
Residence Finance Team	??	??	0.70%	??	??	??	??	??		$78,750	??	??		$157,500	??	??		$236,250	??	??		$315,000	??
TOTAL	??	??	?? ??	??	??	??	??	??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Transfer Agent	??	??	?? ??	??	??	0.20%		??		$22,500	??	??		$45,000	??	??		$67,500	??	??		$90,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Over All Media Advertising & Printing	??	??	?? ??	??	??	0.80%		??		$90,000	??	??		$180,000	??	??		$270,000	??	??		$360,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Contingency	??	??	?? ??	??	??	2%		??		$225,000	??	??		$450,000	??	??		$675,000	??	??		$900,000	??
??	??	??	?? ??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
GRAND TOTAL	??	??	?? ??	??	??	100.00%		??		$11,250,000	??	??		$22,500,000	??	??		$33,750,000	??	??		$45,000,000	??

??

??
7

??????????????????

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

??

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

??

Results of Operations

??

Results of Operations for the Six Months Ended June 30, 2021 and 2020

??

The Company???s revenue was $32,225 and $77,379 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $45,154, or 58%. All of the Company???s revenue was derived from sales of food supplements on an on-line market place.

??

Total expenses were $341,512 for the six months ended June 30, 2021 as compared to $354,747 for the six months ended June 30, 2020, a decrease of $13,235 or 4%. Wages were $300,000 or 88% of the Company???s total expenses for the six months ended June 30, 2021 and $303,625 or 86%% of the Company???s total expenses for the six months ended June 30, 2020. Travel was $12,566 months ended June 30, 2021 and $24,636 for the six months ended June 30, 2020. Professional fees were $6,632 for the six months ended June 30, 2021 and $8,750 for the six months ended June 30, 2020. Rent was $-0- for the six months ended June 30, 2021 and $31 for the six months ended June 30, 2020. Computer and Internet expenses were $2,972 for the six months ended June 30, 2021 and $6,361 for the six months ended June 30, 2020. Other general and administrative expenses were $19,263 for the six months ended June 30, 2021 and $23,265 for the six months ended June 30, 2020.

??

Net income (loss) was a net loss of $330,757 for the six months ended June 30, 2021, compared to a net loss of $328,942 for the six months ended June 30, 2020, a decrease of $1,815 or 0.6%. The decrease in net loss was primarily the result of the Company???s decreased in computer and internet expense and other general and administrative expenses.

??

Liquidity and Capital Resources

??

As of June 30, 2021, we had cash totaling $1,753, total assets of $84,400, total liabilities of $4,539,455 and working capital of $(4,455,055). We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.??

??

??
8

??????????????????????????

Subsequent Events

??

On July 7, 2021, the board has approved the appointment of Datuk Seri Joey Navaratnam AKA Navaratnam Narayanyan as Director. The appointment of Dato Seri Joey Narayanan will take effect on July 25, 2021.

????????

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

??

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

??

ITEM 4. CONTROLS AND PROCEDURES.

??

DISCLOSURE CONTROLS AND PROCEDURES

??

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

??

There were no changes in the Company???s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company???s internal control over financial reporting.

??

??
9

??????????????????????

PART II. OTHER INFORMATION

??

ITEM 1. LEGAL PROCEEDINGS.

??

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company???s business, financial condition or results of operations.

??

ITEM 1A. RISK FACTORS

??

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

??

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

??

None.

??

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

??

None.

??

ITEM 4. MINE SAFETY DISCLOSURES.

??

None.

??

ITEM 5. OTHER INFORMATION.

??

None.

??

??
10

????????????????????

ITEM 6. EXHIBITS.

??

(a) Exhibits required by Item 601 of Regulation SK.

??

Exhibit	??	Description
??	??	??
2.1	??	Agreement and Plan of Merger dated June 1, 2011 by and between Registrant and Alpha Network Alliance Ventures Inc. (1)
3.1.1	??	Certificate of Incorporation of Registrant (2)
3.1.2	??	Certificate of Merger (3)
3.1.3	??	Certificate of Amendment to Articles of Incorporation (3)
3.2	??	Bylaws (2)
31.1	??	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	??	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	??	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	??	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	??	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	??	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	??	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	??	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE *	??	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *??	??	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

??

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Registrant???s Form 8-K (File No. 000-54126) filed with the Commission on June 13, 2011.
(2)	Incorporated by reference to the Registrant???s Form 10 (File No. 000-54126) filed with the Commission on September 23, 2010.
(3)	Incorporated by reference to the Registrant???s Form S-1 (File No 333-182596) filed with the Commission on July 10, 2012.

??

??
11

??????????????????????

SIGNATURES

??

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

??

??	ALPHA NETWORK ALLIANCE VENTURES INC.
??	(Name of Registrant)
??	??
Date: September 2, 2021	By:	/s/ Eleazar Rivera	??
??	??	Name: Eleazar Rivera
??	??	Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

???? ????

??
12

??