Form 10-Q
period 2024-03-31
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2024-08-30
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 001-41857

ALPHA NETWORK ALLIANCE VENTURES INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1649826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11801 Pierce St., 2nd Floor

Riverside, California 92505

(Address of principal executive offices, zip code)

(714) 515-0204

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 29, 2024, there were 3,313,405,751 shares of common stock, $0.0001 par value per share, outstanding.

ALPHA NETWORK ALLIANCE VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alpha Network Alliance Ventures Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 89.6% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Alpha Network Alliance Ventures Inc.

March 31, 2024, and 2023 (unaudited)

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$-	$8,974
Accounts receivable	59,958	59,958
Prepaid expenses	-	300
Total current assets	59,958	69,232

Total Assets	$59,958	$69,232

LIABILITIES AND STOCKHOLDERS’ DIFICINCY

Current liabilities:
Accounts payable	$51,749	$48,342
Related party advances	1,000,468	1,009,468
Related party accrued compensation	4,250,000	4,175,000
Total current liabilities	5,302,217	5,232,810

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.0001 par value; 2,000,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock; $0.0001 par value; 8,000,000,000 shares authorized, 3,313,405,751 shares issued and outstanding as of March 31, 2024 and December 31, 2023	331,341	331,341
Additional paid in capital	903,664	903,664
Accumulated deficit	(6,477,264)	(6,398,583)
Total stockholders’ equity (deficiency)	(5,242,259)	(5,163,578)

Total Liabilities and Stockholders’ Deficiency	$59,958	$69,232

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating expenses:
Wages	$75,000	$75,000
Professional fees	3,507	425
Travel	-	1,694
General and administrative	174	-
Total operating expenses	78,681	77,119

Net operating income (loss)	(78,681)	(77,119)

Net income (loss)	$(78,681)	$(77,119)

Basic income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	3,313,405,751	3,313,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	-	$-	3,313,405,751	$331,341	$903,664	$(6,020,060)	$(4,785,055)

Net loss, period ended March 31, 2023	-	-	-	-	-	(77,119)	(77,119)

Balance at March 31, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,097,179)	$(4,862,174)

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,398,583)	$(5,163,578)

Net loss, period ended March 31, 2024	-	-	-	-	-	(78,681)	(78,681)

Balance at March 31, 2024	-	$-	3,313,405,751	$331,341	$903,664	$(6,477,264)	$(5,242,259)

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net income (loss)	$(78,681)	$(77,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	1,500
Prepaid expenses	300	300
Accounts payable	3,407	125
Accrued compensation	75,000	75,000
Net cash provided (used) in operating activities	26	(194)

Cash flows from financing activities
Repayment of related party advances	(9,000)	-
Net cash provided (used) by financing activities	(9,000)	-

Net increase (decrease) in cash	(8,974)	(194)
Cash - beginning of the year	8,974	2,510
Cash - end of the year	$-	$2,316

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Alpha Network Alliance Ventures Inc.

Notes to Consolidated Financial Statements

March 31, 2024 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying consolidated financial statements include Alpha Network Alliance Ventures Inc (‘ANAV’ or the ‘Company’) and its wholly owned subsidiary. The Company was originally organized in the State of Delaware on March 24, 2011, as Daedalus Ventures, Inc.

In December 2011 the Company completed a merger with Alpha Network Alliance Ventures Inc. Immediately upon the completion of the merger, the Company changed its name to Alpha Network Alliance Ventures Inc.

Business

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

The Company’s market is mostly Overseas Contract Workers (OCW), and majority is from the Philippines. The Company decided that it’s appropriate to sell our KababayanKo.com Premium Packages membership with products included to be more attractive and lucrative to every affiliate who buys and upgrades to Premium Packages Membership, and as a result of the promotion they can also purchase the products inside Kababayanko.com Market Place if they want it more.

During 2014, The Company also moved its primary operations to the Philippines. The purpose of this move was to locate its primary market better centrally. Additionally, the Company plans to recognize lower costs and better distribution.

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

In accordance with Accounting Standards Codification (“ASC”) 915, Development Stage Entities, the Company is considered to be in the development stage, with limited operations since incorporating in the United States.

The Company ceased selling products in September 2021, as a direct result of the Coronavirus pandemic. The Company is looking into other fields of operations and services.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Risk

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of March 31, 2024, and December 31, 2023.

Accounts Receivable.

Accounts receivables are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2024, no allowance for doubtful accounts was deemed necessary. The accounts receivable balance was $59,958 at March 31, 2024 and December 31, 2023.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. The prepaid expenses were $-0- and $300 on March 31, 2024, and December 31, 2023, respectively, consisting of transfer agent fees.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, The Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observations of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value as of March 31, 2024, and December 31, 2023.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and service transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Income taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. On January 1, 2023, the U.S. federal corporate income tax rate increased from 21% to 28%. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2024, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing all unfiled tax returns. All tax returns for the Company remain open for examination.

Basic and diluted net income per share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. On March 31, 2024, the Company’s common stock equivalents were -0-.

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently Issued Accounting Standards

During the three months ended March 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2024, the Company has an accumulated deficit of $6,477,264 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party advances included in the accompanying consolidated balance sheets were loans from the Company’s CEO. The Company’s CEO has lent the Company $1,000,648 and $1,009,468 as of March 31, 2024 and December 31, 2023, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 – EMPLOYMENT CONTRACTS

On November 24, 2014, the Company entered into an employment agreement with its CEO and majority shareholder for a (5) five-year employment agreement. The employment agreement calls for an annual salary of $300,000. This contract is renewed on an annual basis following the (5) year term and can be canceled by the Company or the employee. The CEO earned $75,000 under the agreement for the three months ended March 31, 2024 and 2023.

The balance of related party accrued compensation was $4,250,000 and $3,875,000 as of March 31, 2024 and December 31, 2023, respectively, and reported in the accompanying consolidated balance sheets.

NOTE 5 – EQUITY TRANSACTIONS

The Company has two classes of stock. The Company’s common stock has 8,000,000,000 shares authorized at a par value of $0.0001 and preferred stock has 2,000,000,000 shares authorized at a par value of $0.0001. On March 31, 2024, and December 31, 2023, the Company’s issued and outstanding common stock was 3,313,405,751 shares and issued and outstanding preferred stock was -0- shares.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through August 29, 2024. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Alpha Network Alliance Ventures Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s Form 10, as filed with the SEC on November 2, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Though there can be no assurance at the present time, we expect to start generating revenues within 6 to 12 months following launch.

We are in the early stage of our business plan. We currently have no revenues and no customers. Our activities to date have been limited to organizational matters, development of our business plan, development of our website, and efforts related to becoming a publicly traded company.

Our administrative offices are currently located at 11801 Pierce St., 2nd Floor, Riverside, California 92505. We also conduct sales and marketing operations from Suite 4K Renoir of Legrand 3, Eastwood City, Bagumbayan, Quezon City, Second District, Philippines.

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

Our activities have been financed primarily from cash loans in the principal amount of $1,000,468 from our sole director and officer. These advances are unsecured and there are no terms for repayment.

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Notes.

PLAN OF OPERATION

Our plan of operation for the following 12 months is as follows, provided that we raise sufficient funds to commence such plan:

We currently do not have any arrangements for financing, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024, and 2023

Overview. We generated sales of $-0- for the three months ended March 31, 2024, and 2023. The Company has generated net losses of $78,681 and $77,119 for the three months ended March 31, 2024, and 2023, respectively. The increase in net loss of $1,562 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the three months ended March 31, 2024, and 2023. We anticipated generating revenues in 2025.

Expenses. For the three months ended March 31, 2024, and 2023, respectively, we incurred total operating expenses of 78,681 and $77,119. The increase of $1,562 was primarily attributable to an approximate $3,000 increase in professional fees for accounting and legal fees offset by an approximate $2,000 decrease in travel expenses.

4

Liquidity and Capital Resources

Our cash balance was $-0- and working capital deficit was $5,242,259 on March 31, 2024 compared to a cash balance of $8,974 and working capital deficit of $5,163,578 at December 31, 2023. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our CEO, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. The CEO believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at March 31, 2024, our total assets were $59,958 and was comprised of accounts receivable of $59,958.

As at March 31, 2024, our current liabilities of $5,302,217 were comprised of accounts payable of $51,749, related party advances of $1,000,468 and related party accrued compensation $4,250,000. As at March 31, 2024, our stockholders’ deficiency was $5,242,259.

Cash Flows from Operating Activities

Since inception, we have not generated substantial positive cash flows from operating activities. Net cash provided (used) in operations was $26 and ($194) for the three months ended March 31, 2024, and 2023, respectively.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, and 2023, net cash flows provided (used) by financing activities were ($9,000) and $-0-, respectively, from cash repayments to our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

5

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any pending or threatened legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NETWORK ALLIANCE VENTURES INC.
(Name of Registrant)

Date: August 29, 2024	By:	/s/ Eleazar Rivera
	Name:	Eleazar Rivera
	Title:	President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

8