Form 10-Q
period 2024-06-30
ALPHA NETWORK ALLIANCE VENTURES INC.
filed 2024-08-30
CIK 1491829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

FOR THE PERIOD ENDED JUNE 30, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Alpha Network Alliance Ventures Inc.

June 30, 2024, and 2023 (unaudited)

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$-	$8,974
Accounts receivable	59,958	59,958
Prepaid expenses	-	300
Total current assets	59,958	69,232

Total Assets	$59,958	$69,232

LIABILITIES AND STOCKHOLDERS’ DIFICINCY

Current liabilities:
Accounts payable	$53,510	$48,342
Related party advances	1,000,468	1,009,468
Related party accrued compensation	4,325,000	4,175,000
Total current liabilities	5,378,978	5,232,810

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.0001 par value; 2,000,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock; $0.0001 par value; 8,000,000,000 shares authorized, 3,313,405,751 shares issued and outstanding as of June 30, 2024 and December 31, 2023	331,341	331,341
Additional paid in capital	903,664	903,664
Accumulated deficit	(6,554,025)	(6,398,583)
Total stockholders’ equity (deficiency)	(5,319,020)	(5,163,578)

Total Liabilities and Stockholders’ Deficiency	$59,958	$69,232

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
Wages	$75,000	$75,000	$150,000	$150,000
Professional fees	1,762	300	5,268	725
Travel	-	-	-	1,694
General and administrative	-	-	174	-
Total operating expenses	76,762	75,300	155,442	152,419

Net operating income (loss)	(76,762)	(75,300)	(155,442)	(152,419)

Net income (loss)	$(76,762)	$(75,300)	$(155,442)	$(152,419)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	3,313,405,751	3,313,405,751	3,313,405,751	3,313,405,751

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
For the Three Months Ended June 30, 2023
Balance at March 31, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,097,179)	$(4,862,174)

Net loss, period ended June 30, 2023	-	-	-	-	-	(75,300)	(75,300)

Balance at June 30, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,172,479)	$(4,937,474)

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	-	$-	3,313,405,751	$331,341	$903,664	$(6,020,060)	$(4,785,055)

Net loss, period ended June 30, 2023	-	-	-	-	-	(152,419)	(152,419)

Balance at June 30, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,172,479)	$(4,937,474)

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	-	$-	3,313,405,751	$331,341	$903,664	$(6,477,263)	$(5,242,258)

Net loss, period ended June 30, 2024	-	-	-	-	-	(76,762)	(76,762)

Balance at June 30, 2024	-	$-	3,313,405,751	$331,341	$903,664	$(6,554,025)	$(5,319,020)

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	-	$-	3,313,405,751	$331,341	$903,664	$(6,398,583)	$(5,163,578)

Net loss, period ended June 30, 2024	-	-	-	-	-	(155,442)	(155,442)

Balance at June 30, 2024	-	$-	3,313,405,751	$331,341	$903,664	$(6,554,025)	$(5,319,020)

The accompanying notes are an integral part of these financial statements.

ALPHA NETWORK ALLIANCE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net income (loss)	$(155,442)	$(152,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	1,500
Prepaid expenses	300	(600)
Accounts payable	5,168	1,325
Accrued compensation	150,000	150,000
Net cash used in operating activities	26	(194)

Cash flows from financing activities
Repayment of related party advances	(9,000)	-
Net cash provided by financing activities	(9,000)	-

Net increase (decrease) in cash	(8,974)	(194)
Cash - beginning of the year	8,974	2,510
Cash - end of the year	$-	$2,316

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Alpha Network Alliance Ventures Inc.

Notes to Consolidated Financial Statements

June 30, 2024 (unaudited)

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

Concentrations of Risk

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of June 30, 2024 and December 31, 2023.

Accounts Receivable.

Accounts receivables are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. On June 30, 2024, no allowance for doubtful accounts was deemed necessary. The accounts receivable balance was $59,958 at June 30, 2024 and December 31, 2023.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. The prepaid expenses were $-0- and $300 on June 30, 2024 and December 31, 2023, respectively, consisting of transfer agent fees.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value as of June 30, 2024 and December 31, 2023.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the six months ended June 30, 2024, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing all unfiled tax returns. All tax returns for the Company remain open for examination.

Basic and diluted net income per share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. On June 30, 2024, the Company’s common stock equivalents were -0-.

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

Recently Issued Accounting Standards

During the three months ended June 30, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2024, the Company has an accumulated deficit of $6,554,025 since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party advances included in the accompanying consolidated balance sheets were loans from the Company’s CEO. The Company’s CEO has lent the Company $1,000,648 and $1,009,468 as of June 30, 2024 and December 31, 2023, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 – EMPLOYMENT CONTRACTS

On November 24, 2014, the Company entered into an employment agreement with its CEO and majority shareholder for a (5) five-year employment agreement. The employment agreement calls for an annual salary of $300,000. This contract is renewed on an annual basis following the (5) year term and can be canceled by the Company or the employee. The CEO earned $75,000 under the agreement for the three months ended June 30, 2024, and 2023 and earned $150,000 under the agreement for the six months ended June 30, 2024 and 2023.

The balance of related party accrued compensation was $4,325,000 and $4,175,000 as of June 30, 2024, and December 31, 2023, respectively, and reported in the accompanying consolidated balance sheets.

NOTE 5 – EQUITY TRANSACTIONS

The Company has two classes of stock. The Company’s common stock has 8,000,000,000 shares authorized at a par value of $0.0001 and preferred stock has 2,000,000,000 shares authorized at a par value of $0.0001. On June 30, 2024, and December 31, 2023, the Company’s issued and outstanding common stock was 3,313,405,751 shares and issued and outstanding preferred stock was -0- shares.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2024, and 2023

Overview. We generated sales of $-0- for the three months ended June 30, 2024, and 2023. The Company has generated net losses of $76,762 and $75,300 for the three months ended June 30, 2024, and 2023, respectively. The increase in net loss of $1,462 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the three months ended June 30, 2024, and 2023. We anticipated generating revenues in 2025.

Expenses. For the three months ended June 30, 2024, and 2023, respectively, we incurred total operating expenses of 76,762 and $75,300. The increase of $1,462 was primarily attributable to an approximate $1,000 increase in professional fees for accounting and legal fees.

Results of Operations for the Six Months Ended June 30, 2024, and 2023

Overview. We generated sales of $-0- for the six months ended June 30, 2024, and 2023. The Company has generated net losses of $155,442 and $152,419 for the six months ended June 30, 2024, and 2023, respectively. The increase in net loss of $3,023 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the six months ended June 30, 2024, and 2023. We anticipated generating revenues in 2025.

Expenses. For the six months ended June 30, 2024 and 2023, respectively, we incurred total operating expenses of 155,442 and $152,419. The increase of $3,023 was primarily attributable to an approximate $5,000 increase in professional fees for accounting and legal fees offset by an approximate $2,000 decrease in travel expenses.

4

Liquidity and Capital Resources

Our cash balance was $-0- and working capital deficit was $5,319,020 on June 30, 2024 compared to a cash balance of $8,974 and working capital deficit of $5,163,578 at December 31, 2023. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our CEO, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. The CEO believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As of June 30, 2024, our total assets were $59,958 and was comprised of accounts receivable of $59,958.

As of June 30, 2024, our current liabilities of $5,378,978 were comprised of accounts payable of $53,510, related party advances of $1,000,468 and related party accrued compensation $4,325,000. As of June 30, 2024, our stockholders’ deficiency was $5,319,020.

Cash Flows from Operating Activities

Since inception, we have not generated substantial positive cash flows from operating activities. Net cash provided (used) in operations was $26 and ($194) for the six months ended June 30, 2024, and 2023, respectively.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, and 2023, net cash flows provided (used) by financing activities were ($9,000) and $-0-, respectively, from cash repayments to our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024.

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